Form 10KSB
period 2007-12-31
Amber Optoelectronics Inc.
filed 2008-06-10
CIK 1395695

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

DECEMBER 31, 2007

[       ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to____________

Commission file number:

333-147225

AMBER OPTOELECTRONICS INC.

(Name of small business issuer in its charter)

Delaware

      N/A

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

2283 Argentia Road, Unit 10, Box 8

Mississauga, Ontario, Canada, L5N 5Z2

(Address of principal executive offices) (Zip Code)

(905) 824-5306

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

          N/A

N/A

Title of each class

Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     [  ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes  [   ]    No [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year.

Total revenue for the twelve month period ended December 31, 2007 was $128,239.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)      N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   24,728,850 common stock issued and outstanding as of December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes _ [   ];    No _[X] ___

TABLE OF CONTENTS

Table of Contents

  PART 1
  Item 1.
  Description of Business
  Item 2.
  Description of Property
  Item 3.
  Legal Proceedings
  Item 4.
  Submission of Matters to a Vote of Security Holders
  PART II
  Item 5.
  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
  Item 6.
  Management’s Discussion and Analysis or Plan of Operation
  This 10-KSB Filing contains forward-looking statement about Amber Optoelectronics Inc.’s business financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.   We can give no assurance that the expectations indicated by such forward-looking statements will be realized.   If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize.   Amber Optoelectronics Inc.’s actual results may differ materially from those indicated by the forward-looking statements.
  The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.
  There may be other risks and circumstances that management may be unable to predict.   When used in this Report, words such as, “believes”, “expects”, “intends”, “plans”, “anticipates”, “estimates” and similar expressions are intended to identify forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.
  The information presented here should be read in conjunction with Amber Optoelectronics Inc.’s financial statements and related notes for the fiscal year ended December 31, 2007.
  Item 7.
  Financial Statements
  Item 8.
  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 8A. Controls and Procedures
  Item 8B.   Other Information
  PART III
  Item 9.
  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance Compliance with 16(a) of the Exchange Act
  Item 10.   Executive Compensation
  Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Security Ownership of Certain Beneficial Owners.
  Item 12.
  Certain Relationships and Related Transactions, and Director Independence
  Item 13. Exhibits

    Table of Exhibits
  Item 14.   Principal Accountant Fees and Services

PART 1

Item 1.

Description of Business

5

Item 2.

Description of Property

5

Item 3.

Legal Proceedings

5

Item 4.

Submission of Matters to a Vote of Security Holders

5

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities  5

Item 6.

Management’s Discussion and Analysis or Plan of Operation

6

Item 7.

Financial Statements

8

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure  22

Item 8A. Controls and Procedures

22

Item 8B. Other Information

22

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance Compliance with 16(a) of the Exchange Act  22

Item 10.  Executive Compensation

22

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  23

Item 12. Certain Relationships and Related Transactions, and Director Independence

25

Item 13. Exhibits

25

Item 14.  Principal Accountant Fees and Services

27

   EXHIBITS

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer…………….....28

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer………………..29

32.1

Section 1350 Certification of Chief Executive Officer………………………………..30

32.2

Section 1350 Certification of Chief Financial Officer………………………………...31

SIGNATURES …………………………………………………………………………..…32

PART 1

Item 1.

Description of Business

Business Overview

Amber Optoelectronics Inc. (“the Company”) has been granted the licensing rights to manufacture proprietary plastic film and Liquid Crystal Display products necessary in the assembly of television and computer display screens.  Amber Optoelectronics Co. Ltd. is the company that operates the manufacturing facilities and is a wholly owned subsidiary of Amber Optoelectronics Inc. The Company does not supply the consumer marketplace and only markets its products to manufacturers of televisions and computer products.

Business of the Issuer

Amber Optoelectronics Inc. is a Liquid Crystal Display (LCD) component manufacturer.  It utilizes the core technology derived from the YI Hsiang Plastics Co. and Yeh-He Lo Patents, to process and produce key components for 15”, 17”, 19”, 26”, 36” and 42”  Liquid Crystal Display flat screens for computers, televisions and DVD’s.  As part of its manufacturing process, the company will utilize a number of the Patents regarding the core technology to apply the backlighting components.  Amber Optoelectronics Inc only supplies the component parts to manufacturing companies and has no retail outlets.

The Company’s Current Available Technology

The products produced are the components used for the Back/Light Modules internal and external to LCD displays. The components are Reflection Film, Light Guiding Plate, Diffusion film, Brightness Enhancer Prism Film, and the outside frame. The production of the new patented technology is less labor and requires less material resulting in a better product with lower material costs resulting in better profit margins.

Next only to the Color Filter Panel, the Back/Light Module that is used to change the light direction, enhancing panel brightness to guarantee even brightness and light mixture. The Prism in the Back/Light Module performs the light refraction to the panel which promotes brightness. The optical material mentioned above accounts for 60-70% of the module raw material.

Item 2.

Description of Property

Our principal executive offices are located at 2283 Argentia Road, Unit 10, P.O. Box 8, Mississauga, Ontario, Canada L5N 5Z2, and rented on a month to month basis at a cost of $1250.00 per month.  Our manufacturing facility of 20,000 square feet rented without lease for $2800.00/month on a month to month basis for a term of 36 months is located at No. 7, Gong San Road, Expanded Industrial Park, Da Yuan, Tao Yuan, Taiwan.

Item 3.

Legal Proceedings

We are not a party to any pending legal proceeding and are not aware of any contemplated legal proceeding by a governmental authority or any other person or entity involving our Company.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 2007.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no public trading market for the Company's common stock. As of this filing the Company had issued and outstanding 24,728,850 shares of Common Stock.  No dividends have been declared on the Company’s stock, nor does the Company foresee any dividends being declared in the near future.  The Company does not have any equity compensation plans in place as of the date of this registration statement, and has no options, warrants or other convertible securities outstanding to date.

The price of the shares we are offering was arbitrarily.  The offering price bears no relationship whatsoever to our assets, earnings, book value or other criteria of value. Among the factors considered were:

•

   our lack of operating history;

•

   the proceeds to be raised by the offering;

•

   the amount of capital to be contributed by purchasers in this offering in proportion to the amount of   stock to be retained by our existing shareholders, and

•

   our relative cash requirements

Item 6.

Management’s Discussion and Analysis or Plan of Operation

This 10-KSB Filing contains forward-looking statement about Amber Optoelectronics Inc.’s business financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize.  Amber Optoelectronics Inc.’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as, “believes”, “expects”, “intends”, “plans”, “anticipates”, “estimates” and similar expressions are intended to identify forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

The information presented here should be read in conjunction with Amber Optoelectronics Inc.’s financial statements and related notes for the fiscal year ended December 31, 2007.

General

Liquidity and Capital Resources

We have historically funded our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our project contracts, the progress of our contract execution, and the timing of accounts receivable collections.   Presently, we have a number of Purchase Orders (contracts) on file that should properly sustain the company over the next twelve months.

At December 31, 2007, the Company had current assets and liabilities totaling $477,561 and $345,955, respectively, that resulted in a working capital surplus of $131,606. The Company has generated a net income of $1,287,246 during the current fiscal year due to recognition of gains from settlement of debts and asset disposal.

The Company is moving towards new product sales and moving away from lower margin sales of the previous two fiscal years. We also do not anticipate a trend to materialize that will have any impact on our product as the technology is newly developed.  We do not envision any difficulty in being able to continue operations as the Company presently has a back-log of purchase orders in hand.

Results of Operations

Twelve months ended December 31, 2007 vs. the twelve months ended December 31, 2006.

Net sales for the twelve months ended December 31, 2007 was $128,239 versus net sales of $7,492,750, a decrease of $7,364,511 versus the same twelve month period for the previous year. The decrease was driven by the company’s decision to liquidate inventory and product lines that had been deemed low or deteriorating margin producers in favor of new product lines that will lead the company into material profit margins in the current and future fiscal years.

Our cost of revenues for the twelve months ended December 31, 2007 was $121,293, or 95% of net sales compared to $7,161,037, or 96% of net sales for the twelve months ended December 31, 2006.  The decrease of $7,039,744 of cost of sales was the direct result of the decrease in net sales of $7,364,511, as the company liquidated inventory and commitments of its existing products during the twelve months ended December 31, 2006, and introduced its new product lines during the twelve months ended December 31, 2007. The goal is to generate higher margins from more in-demand products while expanding into new sales regions and territories in the current fiscal year and beyond.

Our selling, general and administrative expenses for the twelve months ended December 31, 2007 versus the twelve months ended December 31, 2006 decreased 1,132% or by $330,018, to $29,165, from $359,183 due to the decrease in selling and marketing investment in order to retrench and rebuild the sales, marketing initiatives and focus by aligning efforts and expenditures with the new product line launches while building slowly in order to gain footholds in new sales markets and regions.  General and administrative expenses were comparable on a year-over-year basis.

Non-operating income for the twelve months ended December 31, 2007 was $1,408,173 versus non-operating income of $5,235 during the same period ended December 31, 2006. These increases were due to the Company’s recognition of gains from settlement of debts and asset disposal.

Non-operating expenses for the twelve months ended December 31, 2007 increased to $98,708 versus non-operating expenses of $36,555 during the same period ended December 31, 2006. Primary reason is attributed to one-time loss on sale of certain operating assets that resulted in a one-time loss in the current year of $98,708.

During the twelve month period ended December 31, 2007, we incurred no tax provision for income taxes as the net income from gains of settlement of debts and asset disposal was offset by the accumulated net loss carried forward.

As a result, for the twelve months ended December 31, 2007, we generated a net income of $1,287,246 versus a net income of $(1,464,020) for the twelve month period ended December 31, 2006.

Critical Accounting Policies

Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 1 to the Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies are deemed to be critical by our management.

Use of Estimate

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have transferred pursuant to the law of ROC, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured.  The Company generally recognizes product sales when the product is shipped.  In the event goods are returned from a customer, revenue is reduced, and the returned goods are placed back into inventory during the period that the returned goods are received.

Foreign Currency Translation

The functional currency of the Company is the local currency where the Company operates (Taiwan).  The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation."  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year.  Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period.  Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows.

Accumulated net translation adjustments have been reported separately in Other Comprehensive Loss in the financial statements.  Foreign currency translation adjustments resulted in income of $46,052 and $4,878 for the twelve months ending December 31, 2007 and 2006, respectively.  Foreign currency transaction gains resulting from favorable exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $6 and $933 in the twelve months ending December 31, 2007 and 2006, respectively, and are shown as separate items in the accompanying consolidated statement of operations.  Foreign currency transaction losses resulting from unfavorable exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $0 and $0 in the twelve months ending December 31, 2007 and 2006, respectively, and are shown as separate items in the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS 153, “Exchanges of Non monetary Assets- an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its financial statements.

Item 7.

Financial Statements

Financial Statements of

AMBER OPTOELECTRONICS INC.

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  and Stockholders

Amber Optoelectronics Inc.

Delaware

We have audited the accompanying consolidated balance sheets of Amber Optoelectronics Inc.  as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2007.  Amber Optoelectronics Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amber Optoelectronics Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Amber Optoelectronics Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding this matter are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP

Rochester, New York

  May 28, 2008

The accompanying footnotes are an integral part of these financial statements.

- ix -

AMBER OPTOELECTRONICS INC.

Condensed Consolidated Balance Sheets

December 31, 2007 and 2006

	31-Dec-07	31-Dec-06
ASSETS		
Current Assets		
Cash and Cash Equivalents	$ 10,172	$ 5,772
Inventories	345,713	1,512,508
Prepaid Expenses	-	1,375
Other Current Assets	22,163	15,232
Total Current Assets	378,048	1,534,887
Property and Equipment - Net of Accumulated Depreciation	99,513	49,741
Deferred Costs	-	14,658
Total Assets	$ 477,561	$ 1,599,286
LIABILITIES AND SHAREHOLDERS' EQUITY		
Current Liabilities		
Bank Loans and Borrowings	$ -	$ 1,020,816
Advances From Customers	-	747,567
Due To Shareholders	153,846	734,347
Accounts Payable And Accrued Liabilities	192,109	-
Total Current Liabilities	345,955	2,502,730
Other Liabilities		
Long Term Debt	-	298,248
Total Liabilities	345,955	2,800,978
Shareholders' Equity		
Common Stock, $0.001 par value, 50 millions shares authorized - 24,728,850 and 9 million issued and outstanding at December 31, 2007 and December 31, 2006	24,729	9,000
Additional paid in capital	125,271	141,000
Legal Reserve	9,821	9,821
Accumulated Other Comprehensive Income	53,602	7,550
Retained Earnings / (Deficit)	(81,817)	(1,369,063)
Total Shareholders' Equity	131,606	(1,201,692)
Total Liabilities and Shareholders' Equity	$ 477,561	$ 1,599,286

The accompanying footnotes are an integral part of these financial statements.

- x -

The accompanying footnotes are an integral part of these financial statements.

- xi -

AMBER OPTOELECTRONICS INC.

Condensed Consolidated Statement of Operations

For the Twelve Month Periods Ended December 31, 2007 and 2006

	31-Dec-07	31-Dec-06
Sales Revenues:	$ 128,239	$ 7,790,819
Less: Sales Returns	-	(295,325)
Less: Sales Allownaces	-	(2,744)
Total Net Sales	$ 128,239	$ 7,492,750
Cost of Sales	121,293	7,161,037
Gross Profit	$ 6,946	$ 331,713
Selling, General and Administrative Expenses	29,165	359,183
Loss Due To Theft	-	1,405,230
Income From Operations	$ (22,219)	$ (1,432,700)
Non-Operating Income		
Gain from Settlement of Debts	1,020,816	-
Gain on Asset Disposal	387,351	-
Interest Revenue	-	287
Foreign Exchange Gain	-	4,015
Other Income	6	933
	1,408,173	5,235
Non-Operating Expenses		
Loss on Sales of Assets	98,708	26,563
Interest Expense	-	8,650
Foreign Exchange Loss	-	1,342
	98,708	36,555
Income before Income Taxes	$ 1,287,246	$ (1,464,020)
Provision For Income Taxes	-	-
Net Income	$ 1,287,246	$ (1,464,020)
Comprehensive Income		
Foreign Currency Translation Income	46,052	4,878
Total Comprehensive Income	$ 1,333,298	$ (1,459,142)
Net Income Per Share - Basic and Diluted	$ 0.05	$ (0.16)
Weighted Average Shares Outstanding - Basic and Diluted	24,728,850	9,000,000

The accompanying footnotes are an integral part of these financial statements.

- xii -

AMBER OPTOELECTRONICS INC.

Notes to Financial Statements

For The Years Ended December 31, 2007 and 2006

1)

Liquidity and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company generated a net income of $1,287,246 during the year ended December 31, 2007. However, without one time gains from debt settlement of $1,020,816, and from asset disposal of $387,351, the Company would have incurred a net loss of $120,921 for the year ended December 31, 2007.  In addition, the Company has an accumulated deficit of $81,817 as of December 31, 2007.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s success is dependent upon numerous items, certain of which are the successful growth of revenues from its products, its ability to obtain new customers in order to achieve levels of revenue adequate to support the Company’s current and future cost structure, and its success in obtaining financing for operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, technical difficulties, market acceptance, and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations. The Company’s management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management’s plans include obtaining additional capital through equity financing sources. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reporting Entity and its Business Scope
Amber Optoelectronics Co. Ltd. (“the Company”) was incorporated in August, 2006, as a company limited by shares under the law of the Republic of China (“R.O.C.”).  As of December 31, 2007, the Company registered its capital for $24,789 and issued 24,728,500 shares at par of $0.001, totaling $24,729. On July 9, 2007, Amber in Taiwan recapitalized through a reverse acquisition of Amber Optoelectronics Inc.  All shares and per share amounts have been restated to reflect the reverse acquisition. As Amber in Taiwan is the only operating subsidiary with control over its

a)

hand, petty cash, bank deposit, treasury bills purchased with a maturity of three months or less, negotiable certificate of deposit, commercial papers, etc.

b)

Allowance for Doubtful Accounts
Allowance for doubtful accounts is provided based on the collectability, aging and quality analysis of notes and accounts receivable.

c)

Inventories
Inventories are stated at cost based on weighted average method when acquired, and stated at the lower of cost or market value based on gross method at the balance sheet date.

d)

 Property, plant and equipment
Property, plant and equipment are stated at cost, and their appraisals are never valued.  Significant renewals and improvements are treated as capital expenditures.  Maintenance and repairs are charged to expense as incurred.  When property, plant and equipment are disposed of, their original cost and accumulated depreciation are written off.  Gains on the disposal of property, plant and equipment are recorded as non-operating income in the accompanying statements of income.  In accordance with ROC Company Law, such gains, net of related income taxes are transferred to capital surplus in the subsequent year.  Losses on the disposal of property, plant and equipment are presented as expenses in the accompanying statements of income.

Interest expense related to the purchase and construction of property, plant and equipment is capitalized and included in the cost of related assets.

Depreciation of property, plant and equipment is provided at the straight-line basis using the following useful lives of the respective assets:

•

Buildings: 40 years

•

Office equipment: 3~12 years

•

Other property, plant and equipment: 4~15 years

•

Machinery and equipment: 3~15 years

e)

Income Tax
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Tax”.  Deferred income tax liabilities are recognized for the income tax effects resulting from taxable temporary differences.  The income tax effects resulting from deductible temporary differences, operating loss carry-forwards and income tax credits are recognized as deferred income tax assets.  Valuation allowance on deferred tax assets is provided to the extent that it is more likely than not that the tax benefits will not be realized.

Tax credit related to investment in equipment that is provided based on the current period accepted method.

f)

Foreign currency transactions
The Company maintains its books and accounting records in New Taiwan Dollars (“NTD”), the currency of ROC.  The Company has adopted SFAS No. 52 “Foreign Currency Translation” in translating financial statement amounts from NTD to the Company’s reporting currency, the United States Dollars.  All assets and liabilities are translated at the current rate.  The shareholders’ equity accounts are translated at appropriate historical rate.  Revenues and expenses are translated at the weighted rates in effect on the transaction dates.

Foreign currency gains and losses, if any, are included in the consolidated statements of operations as a component of other comprehensive income.

g)

Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), Disclosures about Fair Value of Financial Instruments requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying value of financial instruments including cash, receivables, prepaid expenses, accounts payable, bank loans and notes payable approximates their fair value at the reporting balance sheet dates due to the relatively short-term nature of these instruments.  The fair market value of long-term debt can not be determined due to a lack of comparability of similar market instruments.

h)

Advertising Costs

Advertising costs are classified as selling expenses and are expensed as incurred.

i)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

j)

Classification of Shipping and Handling Costs

Shipping costs are reflected in the statement of operations under selling expenses.  These costs relate to those costs incurred by the Company for third party shipping to our customers.

k)

Revenue Recognition / Returns

The Company recognizes revenue when the significant risks and rewards of ownership have transferred pursuant to the law of ROC, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured.  The Company generally recognizes product sales when the product is shipped.  In the event goods are returned from a customer, revenue is reduced, and the returned goods are placed back into inventory during the period that the returned goods are received.

l)

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No.157-2, which deferred the effective date for certain portions of SFAS No.157 related to nonrecurring measurements of non-financial assets and liabilities. The provision of SFAS No.157 will be effective for the Company’s fiscal year ended December 31, 2009.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115", which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS No. 159 has not had a material impact on the Company's consolidated results of operations or financial position.

In December 2007, the FASB issued FASB 141(R), "Business Combinations" of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued FASB 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as an entity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of these standards will have any impact on its financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB statement No.133.  SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No.161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

2)

Changes in Accounting Principles and their effects
There is no change in accounting principles and their effects.

3)

Contents of Significant Accounts

(1) Cash and cash equivalents

	Dec 31, 2007	Dec 31, 2006
Cash	$10,172	$5,772
Total	$10,172	$5,772

 (2) Inventories

	Dec 31, 2007	Dec 31, 2006
Merchandise	$0	$16,447
Finished goods	-	120,740
Raw materials	345,713	1,375,321
Total	$345,713	$1,512,508

As of December 31, 2007 and 2006, inventories were not pledged or having insurance coverage.

(3) Other Current Assets

	Dec 31, 2007	Dec 31, 2006
Excess value added tax paid	22,163	15,232
Total	$22,163	$15,232

(4) Property, plant and equipment

	Cost	Accumulated depreciation	Book value
December 31, 2007
Machinery equipment	$101,777	$18,649	$83,128
Transportation equipment	3,077	556	2,521
Office equipment	6,523	1,191	5,332
Other property, plant and equipment	10,432	1,900	8,532
Total	$121,809	$22,296	$99,513
December 31, 2006
Machinery equipment	$40,890	$6,649	$34,241
Office equipment	13,765	1,454	12,311
Other property, plant and equipment	3,827	638	3,189
Total	$58,482	$8,741	$49,741

None of the above property, plant and equipment is pledged.

(5) Short-term Borrowings

	Dec 31, 2007	Dec 31, 2006
Short-term loans	$0	$1,020,816
Total	$0	$1,020,816

In 2007, the interest rates on the above short-term borrowings ranged from 3.81%~4.15%.

(6) Long-term Debt

December 31, 2007
Long-term loans payable	-0-

December 31, 2006
Long-term loans payable	$298,248

       (b) Long-term loans in Hua Nan Bank

           Period: October 27, 2005 ~ October 27, 2010

           Interest rates: 5.00%

           Terms of payment: 5 years, 60 periods

(7) Capital Stock

Date	Content	Amount of Capital Increase	Amount of Capital
Dec 31, 2006	Established		$9,000
Dec 31, 2007	Increase at cash	$15,729	$24,729

As of December 31, 2007, the capital and issued capital amounted to $24,729 each and issued 24,728,850 shares at par of $0.001.

(8) Legal reserve, unappropriated earnings and dividend policy

The Company’s articles of incorporation stipulate that the current year’s earnings, if any, shall be distributed in the following order:

a. Payment of all taxes and dues;

b. Offset prior year’s operation losses;

c. Set aside 10% of the remaining amount after deducting items a and b as a legal reserve;

d. Set aside 10% of the remaining amount after deducting items a, b and c as dividends for stockholders.

e. After distributing items a, b, c and d above from the current year’s earning, any portion of the remaining amount is allocated as follows: 0.01% as employees’ bonus; and 99.99% as stockholder’s dividends.

(9) Income Tax

The Company’s subsidiary in Taiwan is subject to local income taxes at applicable tax rates on the taxable income as reported in their Taiwan statutory financial statements.

	Dec 31, 2007	Dec 31, 2006

Statutory tax rate	25%	25%
Tax concessions	-0-	-0-
Effective tax rate	25%	25%

No income tax expense was booked for the year ended December 31, 2007 due to net operating loss carry-forward from the year 2006.

 (10) Operating expenses

	Dec 31,2007	Dec 31, 2006
Payroll expense	$20,532	$151,036
Rent expense	553	2,733
Office supplies	36	9,233
Traveling expense	-	477
Freight	-	6,637
Postage	481	8,955
Repairs and maintenance	-	974
Advertisement expense	-	3,103
Insurance	-	8,257
Entertainment	467	27,768
Taxes	-	313
Depreciation expense	3,086	42,450
Meal	2,378	4,052
Commission	-	13,101
Other expenses	1,632	80,094
Total	$29,165	$359,183

 (11) Transactions with Related Parties

    (a) Names and relationship

Name	Relationship to the Company
Jin-Wan Chen	A director of the Company
Chao-Wen Cheng	A supervisor of the Company

    (b) Significant transactions with relates parties

       1. Cash flow with related parties to the Company

2007
Name	Maximum Balance	Date	Ended Balance
Jin-Wan Chen	$153,846	December 31	$153,846
Chao-Wen Cheng	$-0-	December 31	$-0-

2006
Name	Maximum Balance	Date	Ended Balance
Jin-Wan Chen	$415,106	December 31	$415,106
Chao-Wen Cheng	$412,868	December 31	$412,868

(12) Commitments and Contingencies

As of December 31, 2007, there is no significant commitment or contingency.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended March 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

Changes in internal controls.  There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance Compliance with 16(a) of the Exchange Act

Amber Optoelectronics Inc. (through Kerrie Acquisition Corp.) has entered into an agreement with Visionary Investment Group Inc. to provide product awareness.  Refer to Item 13 Exhibits.

Item 10.  Executive Compensation

As of December 31, 2008 the Company has not compensated its directors for service on the Board of Directors or any committee thereof other than the shares listed herein. As of the date hereof, no director or officer has accrued any expenses or compensation up to this time period. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

SUMMARY COMPENSATION TABLE – Officers & Directors
Name and Principal position (a)	Year (b)	Salary ($) (c)	Bonus (S) (d)	Stock awards (S) (e)	Option awards (S) (f)	Nonequity in- centive plan compensation (S) (g)	Nonqualified deferred compensation earnings (S) (h)	All other compen-sation (S) (i)	Total (S) (j)
Carman McClelland Chief Executive Officer & Director	2006- 2008	0	0	$10,000	0	0	0	0	$10,000
John Campana President & Director	2006 - 2008	0	0	$10,000	0	0	0	0	$10,000
George Parselias Sectretary Treasurer & Director	2006- 2008	0	0	$10,000	0	0	0	0	$10,000

 Notes:    i) Each Officer & Director will be subject to a yearly review at which time, a new compensation structure will be identified if need be.

               ii) Stock Awards are based on the Proposed Maximum Offering Price of $0.05 per unit.  For example, 200,000 shares equates to $10,000.

Although we have no current plan in existence, we may adopt a plan to pay or accrue cash compensation to our officers and directors for services rendered.  We currently do not have a stock incentive plan for the benefit of officers, directors or employees, but our Board of Directors may recommend the adoption of such programs in the future.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Employment Agreements

We have not entered into an employment agreement with our officers and directors. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as a member of the board of directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company’s common stock by the Company’s directors and executive officers, and by all the Company's directors as a group, as of February, 2008.

Security Ownership of Management Table

Title of Class	Name of Beneficial Owner	Age	Position	Term	Period	Amount and nature of beneficial owner	Percent of Class
Common	Carman McClelland	56	Chief Executive Officer	2 yr	Jan 2007– Present	200,000.8%
Common	John Campana	48	President/Director	2 yr	Jan 2007– Present	200,000	. .8%
Common	George Parselias	42	Secretary/Treasurer	2 yr	Jan 2007– Present	200,000	. .8%
Totals						600,000	2.4%

         Note:   i) Applicable percentages are based upon 25,728,850 shares of common stock outstanding as of December 31, 2007.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to electing directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

The following is a brief summary of the business experience of the foregoing:

Carman McClelland, B.A., LL.B, Chief Executive Officer

Carman McClelland graduated from the University of Windsor, Faculty of Law in 1983.  He articled with a Toronto, Bay Street firm that specializes in representing management in employment matters.  In 1987, Carman was elected as the Member of Provincial Parliament for the Riding of Brampton North.  Since 1995, Mr. McClelland has been practicing law in Brampton, Ontario and has, as part of his practice, provided government relations services to a large provincial private sector association as well as medium and small businesses.  Carman supports his community by his active involvement with amateur sports, as a volunteer to various charities and member of his faith community, North Bramalea United Church.  His business contributions include serving as Vice President of the Brampton Board of Trade and Executive Board Member of The Peel Law Association.  As a Director of Amber Optoelectronics Inc., Mr. McClelland  will afford the board the benefit of his expertise acquired over a long career as a public servant, and as an advisor to business management.

John Campana, President

Mr. Campana obtained his Diploma at Ryerson Polytechnical Institute (Ryerson University) - Technical Certifications followed in LAN Switching Technology, VOIP, ATM and Routers. Mr. Campana is a skilled executive who was employed as Vice President Sales and Marketing by Star Navigation Systems Group Inc., a company specializing in aeronautical data transfer via satellite. John was also employed as Vice President of Sales for SolutionInc, a provider of software based technologies for the internet.  From 1996 to 2004, he served as an executive for 3Com Corporation; initially as the Director of Customer Service & Sales, followed by three years as North American Director of Business Development. John has a thorough understanding of the sales cycle, sales process and customer relationship management. These skills, combined with on-the job experience in technology solutions, networking products, software and customer service has honed his executive abilities. John has enjoyed numerous business relationships that span many diversified sectors including government, aerospace, financial, medical and personal growth through education.  As a contributor to our society, John sits on a number of Community Service Boards and is also an Advisor to the School of Business Management, Ryerson University.  As the President of Amber Optoelectronics Inc, Mr. Campana will provide his expertise, business management and relationship skills to ensure corporate success.

George Parselias, B.A., C.M.A., C.G.A.  Secretary/Treasurer

Mr. George Parselias holds a Bachelor of Arts in Economics and is a Certified Management Accountant and has his Certified General Accountant designation.  While with a major Canadian financial services company, he was instrumental in creating forecasting and projection models for all business segments and summary five-year projection models.  His success drew him to their US operation where he managed the US lease portfolio, the largest corporate business unit, valued at $250MM in revenues and $400MM in assets.  He turned his attention to Baker Street Technologies, a software development firm that created a web-based supply chain management solution responsible for all operations including financial management and administrative function of the corporation, including finance, planning and budgeting, accounting and reporting, human resources, administration and legal. In 2006 accepted the position of Secretary Treasurer of Nitar Tech, Corp. As Director of Finance, Mr. George Parselias is responsible for the financial structure of Amber Optoelectronics Inc. and the continued cost alignments and financial activities related to delivering shareholder value and driving profitability.

Security Ownership of Certain Beneficial Owners.

The following table sets forth the ownership, as of February 8, 2008, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock or is a  Director, and our an Officer of the company.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  At any meeting of the shareholders, every shareholder of common stock is entitled to vote and may vote in person or by proxy authorized by an instrument in writing filed in accordance with the procedure established for the meeting. Each shareholder shall have one vote for every share of stock entitled to vote, which is registered in his name on the record date for the meeting, except as otherwise provided herein or required by law or the Articles of Incorporation. All elections of directors shall be determined by a plurality of the votes cast by the holders of shares entitled to vote in the election of directors at a meeting of shareholders at which a quorum is present. Except as otherwise required by law or the Articles of Incorporation, all matters other than the election of directors shall be determined by the affirmative vote of the holders of a majority of the shares entitled to vote on that matter and represented in person or by proxy at a meeting of shareholders at which a quorum is present. The Company’s articles do not provide for cumulative voting or preemptive rights. There are no outstanding options or warrants of any kind for the company's stock.

Security Ownership of Certain Beneficial Owners Table

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of Class
Common	Carmen McClelland 202 Main St. N., Brampton, Ontario, Canada L6V 1P1	200,000.8%
Common	John Campana 1348 Watersedge Rd., Mississauga, Ontario, Canada L5J 1A1	200,000	. .8%
Common	George Parselias 3353 Chimo Crt, Mississauga, Ontario, Canada L5B 4C4	200,000	. .8%
Common	Jack C. Chen No. 263, Sec 2, Ganyuan, St. Shulin City, Taipei, Taiwan	9,000,000	38%
Common	Richard Lane 200 East 71st Street, Suite 7C, New York, NY 10021	100,000.4%
Totals		9,700,000	40.8%

Notes:

i)    Applicable percentages are based upon 25,728,850 shares of common stock outstanding as of December 31, 2008.

ii)  The issuance of 9,000,000 to Mr. Jack C. Chen, plus 750,000 shares was not a sale of securities, but an exchange of shares, which resulted in the acquisition of Amber Optoelectronics Ltd. Taiwan by Amber Optoelectronics Inc. a State of Delaware Corporation.

iii)  The 100,000 shares issued to Mr. Richard Lane, plus the 200,000 shares given to each of the three directors of the company was consideration given to the attorney and directors for services rendered, and to be rendered.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Item 13. Exhibits

Table of Exhibits

                                              Page

13.1   Visionary Investment Group Inc. – Consultant’s Agreement …..  19

31 & 32  Certifications

13.1   Visionary Investment Group Inc. – Consultant’s Agreement

VISIONARY INVESTMENT GROUP INC.

4631 Heritage Hills Blvd., Mississauga, Ontario, Canada L5R1N4

TEL: (416) 524-5088

PRODUCT AWARENESS AGREEMENT

This will confirm the agreement between VISIONARY INVESTMENT GROUP INC. (hereinafter referred to as (VIGI) and KERRIE ACQUISITION CORP. (hereinafter referred to as (Amber) pursuant to which VIGI agrees to provide product awareness assistance on behalf of Amber, effective as of the signing date hereto;

The terms and conditions of the agreement are as follows.

1. VIGI agrees that they will:

(a)  Conduct day-to-day introductions regarding the Amber line of products to corporate manufacturers of electronic devices.

(b)   Assist in distributing all product information, brochures and schematics as requested by potential customers.

2. As compensation for the services to be provided by VIGI to Amber pursuant to Section 1, Amber agrees to pay to VIGI a monthly retainer of $5,000.00 in US Dollars for a period of twelve months.

3, Amber will reimburse VIGI for all day to day out-of-pocket expenses incurred in connection with the performance of the services rendered by VIGI thereunder.  Such expenses shall be billed by VIGI on a periodic basis and paid by Amber upon receipt of such invoices.  Out-of-Pocket expenses shall include, but not be limited to, all travel and courier expenses and any such reasonable expenses pertaining to the advancement of the product line.  Expense amounts greater than $500.00 is to be submitted in written format to Amber for approval, prior to the expenditure.

4. This agreement shall commence on the signing of this agreement and shall continue unless terminated by Amber or VIGI on not less than Thirty (30) days written notice. VIGI shall be entitled to all fees and disbursements up to the end of the notice period.

5. This Agreement may not be amended or modified except in writing nor may it be assigned without the prior consent of each party in writing. This Agreement represents the entire understanding between both parties, and all prior discussions and negotiations are merged into it.

This Agreement shall be governed by and construed in accordance with the laws of the Province of Ontario and the Federal Laws of Canada applicable therein.

The foregoing correctly sets out our Agreement and Contract and this shall constitute a binding agreement between all parties.

Signed, Sealed and Accepted in Mississauga, Ontario, Canada, this 9th day of January, 2007.

AMBER OPTOELECTRONICS INC.

VISIONARY INVESTMENT GROUP INC.

/S/

/S/

_______________________________

________________________________

John Campana, President

Lawrence Lilly, President

Authorized to bind the company

Item 14.  Principal Accountant Fees and Services

Mr. George Parselias acts as Amber Optoelectronics Inc.’s principal accountant.  Mr. Parselias is also the Chief Accounting Officer and a Director, and as such Amber Optoelectronics Inc., is not subject to any fees except as detailed in this Form in “Item 10.  Executive Compensation”.

Exhibit 31.1

CERTIFICATIONS

I, Carman McClelland, Chief Executive Officer, certify that:

1.

I have reviewed this annual report on Form 10-KSB of AMBER OPTOELECTRONICS INC.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  June 9, 2008

/s/ Carman McClelland

Carman McClelland

Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, George Parselias, Chief Financial Officer, certify that:

1.

I have reviewed this annual report on Form 10-KSB of AMBER OPTOELECTRONICS INC.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  June 9, 2008

/s/ George Parselias

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AMBER OPTOELECTRONICS INC. (the “Company”) on Form 10-KSB for the twelve month period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Carman McClelland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange

Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Carman McClelland

Name:  Carman McClelland

Title:    Chief Executive Officer

Date:    June 9, 2008

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AMBER OPTOELECTRONICS INC. (the “Company”) on Form 10-KSB for the twelve month period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

3.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange

Act of 1934; and

4.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ George Parselias

Name:  George Parselias

Title:    Chief Financial Officer

Date:    June 9, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amber Optoelectronics, Inc.

By:          /s/

                                                                                      Carman McClelland,

Chief Executive Officer      Date:  June 9, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/

Carman McClelland

Chief Executive Officer

Date:  June 9, 2008

By:        /s/

John Campana

President

Date:  June 9, 2008

By:        /s/

George Parselias

Secretary, Treasurer,

Date:  June 9, 2008

Principal Accounting Officer