Form 10QSB
period 2008-03-31
Amber Optoelectronics Inc.
filed 2008-06-10
CIK 1395695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 20008

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

        OF THE EXCHANGE ACT

Commission file number   333-147225

AMBER OPTOELECTRONICS INC.

(Exact name of small business issuer as specified in its charter)

              Delaware

N/A

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

2283 Argentia Road, Unit 10, Box 8

Mississauga, Ontario, Canada, L5N 5Z2

(Address of principal executive offices)

(905) 824-5306

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes {X}  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of shares of the Registrant’s common stock issued and outstanding at December 31, 2007 was 24,728,850

Transitional Small Business Disclosure Format (Check one):                                               Yes [  ]   No [  ]

i

TABLE OF CONTENTS

       PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Financial Statements

  4

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

11

Item 3.

Controls and Procedures

12

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

13

Item 2.

Unregistered Sales of Equity Security and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

13

Item 4.

Submission of Matters to a Vote of Security Holders

13

Item 5.

Other Submission

PART I - FINANCIAL INFORMATION

ITEM 1.

CONDENSED FINANCIAL STATEMENTS

        PAGE

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Condensed Consolidated Financial Statements

7

The accompanying footnotes are an integral part of these financial statements.

AMBER OPTOELECTRONICS INC.
Consolidated Condensed Statement of Operations

	Three Months Ended	
	31-Mar-08	31-Mar-07
Operating Revenues		
Sales Revenues	$ 9,491	$ 40,016
Less: Sales Returns	-	-
Less: Sales Allowances	-	-
Total Net Revenues	$ 9,491	$ 40,016
Opertaing Costs	10,468	29,767
Gross Profit	$ (977)	$ 10,249
Operating Expenses	2,860	10,165
Operating (Loss) Income from Operations	$ (3,837)	$ 84
Non-Operating Income		
Interest Revenue	-	-
Foreign Exchange Gain	-	-
Other Income	-	-
	-	-
Non-Operating Expernses		
Interest Expense	-	-
Foreign Exchange Loss	-	-
	-	-
Income (Loss) Before Income Taxes	$ (3,837)	$ 84
Provision for Income Taxes	-	954
Net Loss	$ (3,837)	$ (870)
Comprehensive Income		
Foreign Currency Translation Income	192	436
Total Comprehensive Loss	$ (3,645)	$ (434)
Net (Loss) Income Per Share - Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Shares Outstanding - Basic and Diluted	24,728,850	24,728,850

The accompanying footnotes are an integral part of these financial statements.

v

The accompanying footnotes are an integral part of these financial statements.

AMBER OPTOELECTRONICS INC.

Notes to Financial Statements

1.

LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $3,837 during the three months ended March 31, 2008. Moreover, the Company has an accumulated deficit of $85,654 at March 31, 2008.

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

2.

REPORTING ENTITY AND ITS BUSINESS SCOPE

Amber Optoelectronics Inc., (the “Company”), is a Delaware corporation organized on January 05, 2007.  Amber Optoelectronics Co. Ltd. was incorporated in August 2006, as a company limited by shares under the law of the Republic of China (“R.O.C.”).

Pursuant to an agreement entered into on December 29, 2006, between Amber Optoelectronics Co. Ltd. and Amber Optoelectronics Inc. the Delaware Corporation, Amber Optoelectronics Inc. issued to the shareholders of Amber Optoelectronics Co. Ltd. 9,000,000 common shares of Amber Optoelectronics Inc. in exchange for their share interest in Amber Optoelectronics Co Ltd.  On June 30, 2007, the Company completed the reorganization of its operations with the issuance of the 9,000,000 to the selling shareholders.  On July 9, 2007, the transition of Amber in Taiwan was finalized through recapitalization of the reverse acquisition of Amber Optoelectronics Inc. in order to raise additional equity capital for its operations.  All shares and per share amounts have been restated to reflect the reverse acquisition.

As Amber in Taiwan is the only operating subsidiary with control over its operating and financial policies, the accompanying financial statements have been consolidated with any material inter-company accounts and transactions eliminated.

The Company is engaged in the sale of electronics, electronic materials, and information software.

It is management’s opinion that all adjustments are of normal recurring nature.  All adjustments necessary for a fair statement of the results for the interim periods have been made.

3.

SIGNIFICANT ACCOUNTING POLICIES

a.

Principles of Consolidation

The consolidated financial statements include the accounts of Amber Optoelectronics Co. Ltd., its majority owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

b.

Use of Estimates

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

c.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

d.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $0 and $0 at March 31, 2008 and 2007, respectively.  Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

e.

Property, Equipment, and Depreciation

Property and Equipment are presented at original cost, less accumulated depreciation.  Depreciation is computed using the declining balance at the following annual rates for the following applicable asset classes:

o

Computer Hardware

-

30% declining balance

o

Furniture and Equipment

-

20% declining balance

o

Leasehold Improvements

-

straight-line over three years

The cost of significant improvements to property and equipment are capitalized.  Maintenance and repairs are charged to expense as incurred.  Upon sale or retirement of property and equipment, the cost and related depreciation are eliminated from the accounts and any resulting gain or loss is recognized.

f.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

g.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

h.

Foreign Currency Translation

The functional currency of the Company is the local currency where the Company operates.  The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year.  Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period.  Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows

Accumulated net translation adjustments have been reported separately in Other Comprehensive Loss in the financial statements.  Foreign currency translation adjustments resulted in income of $0 and $0 for the three months ending March 31, 2007 and 2006, respectively.  Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $0 and $0 in the three months ending March 31, 2007 and 2006, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

i.

Earnings Per Share

Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share.”  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are the same as basic earnings per share since no common stock equivalents were outstanding for the three months ended March 31, 2008 and 2007.

j.   Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB statement No.133.  SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No.161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

4.

INVENTORIES

Inventories consisted of the following:

March 31,	2008	2007

Raw materials	$ 408,246	$ 345,713
Finished goods	-0-	-0-

Inventories	$ 408,246	$ 345,713

5.

RELATED PARTY TRANSACTIONS

Advances from stockholders’ are advances and payments from principal stockholders of the Company.  These amounts from shareholders at March 31, 2008 and December 31, 2007 were $197,368 and $153,846, respectively.

6.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2008, the Company has no material commitments for capital expenditure nor any transactions, obligations, and relationships that could be considered off-balance sheet arrangements.

x

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL   CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”.

Results of Operations

THREE MONTH PERIOD ENDED MARCH 31, 2008

Revenues

During the three months ended March 31, 2008, the Company generated $9,491 in net revenues.

The Company is continuing its strategy commenced in the forth quarter of its previous fiscal year, to maximize its production capacity to manufacture and provide our current product lines to our existing client base in Taiwan and China, while also pursuing new customers in expanded regions in Europe and other parts in Asia.

Cost of Revenues

Cost of Revenues for the three month period ended March 31, 2008 was $10,468.  The amount represents entirely the cost of products sold and all shipping, handling, and warehousing costs.  The Company is continuing its direction of introducing new products to the marketplace.

Sales and Marketing

Total sales and marketing expenses for the three months ended March 31, 2008 was $0.  As the Company was focused on initiating is production capacity, all efforts were placed on the production facility.  The Sales Returns was $0 and our Sales Allowances was also $0.

General and Administrative

In the three months ended March 31, 2008, general and administrative expenses were $2,860.  These expenses consisted of primarily professional fees or accounting, tax, and legal services engaged by the Company.

Depreciation and Amortization

Our depreciation and amortization for the three months ended March 31, 2008, was $2,695.

Other Income/Expenses

In the quarter ended March 31, 2008, the Company expensed $0 in interest expense.

Income Taxes

During the three month period ended March 31, 2008, we incurred no tax benefit nor had to record a provision for income taxes as the Company had a net loss position of $3,837.

Net Loss

The Company recorded a net loss for the three months ended March 31, 2008 of $3,387.  It is anticipated the during the next nine months of the current fiscal year, initiatives invested in production or our product lines and sales and marketing activities should contribute to the Company stemming the net loss incurred during the three months ended March 31, 2008, with the goal of achieving at the very least a break-even pre-tax income level by the fiscal year end of December 31, 2008

Liquidity and Capital Resources

At March 31, 2008, the Company’s need for cash included satisfying $435,036 of current liabilities, which consisted of accounts payable and accrued liabilities of $237,668 and due to shareholders in the amount of $197,368.

Our ability to continue as a going concern is dependent on the Company’s ability to raise additional funding from expansion of our bank facility, an equity injection, and increased sales revenue.  In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity.  While there is no legal commitment to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of profits, available bank overdraft, and investment banking.

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on the Company’s business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company’s expected revenues and net income for the fiscal year 2008.

ITEM 3.  CONTROLS AND PROCEDURES

(a)

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

(b)

Changes in internal controls.  There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

The following exhibits are filed as a part of this report on Form 10-SQB:

Exhibit No.

Description

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 6, 2008

Amber Optoelectronics Inc.

By:  /s/  Carman McClelland

Carman McClelland

Chief Executive Officer

Exhibit 31.1

CERTIFICATIONS

I, Carman McClelland, Chief Executive Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of AMBER OPTOELECTRONICS INC.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this quarterly report (the registrant’s first fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

Date:  June 6, 2008

/s/ Carman McClelland

Carman McClelland

Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, George Parselias, Chief Financial Officer, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of AMBER OPTOELECTRONICS INC.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this quarterly report (the registrant’s first fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

Date:  June 6, 2008

/s/ George Parselias

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AMBER OPTOELECTRONICS INC. (the “Company”) on Form 10-QSB for the three month period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Carman McClelland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange

Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Carman McClelland

Name:  Carman McClelland

Title:

Chief Executive Officer

Date:

June 6, 2008

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AMBER OPTOELECTRONICS INC. (the “Company”) on Form 10-QSB for the three month period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

3.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange

Act of 1934; and

4.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ George Parselias

Name:  George Parselias

Title:

Chief Financial Officer

Date:

 June 6, 2008