Form 10-Q
period 2009-06-30
Amber Optoelectronics Inc.
filed 2009-09-18
CIK 1395695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

    incorporation or organization)

5618 Tenth Line West, Unit 9

Mississauga, Ontario, Canada L5M 7L9

(Address of principal executive offices)

(905) 824-5306

(Issuer’s telephone number)

                                                                   (Former address of issuer)

2283 Argentia Road, Unit 10, Box 8

Mississauga, Ontario, Canada, L5N 5Z2

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.

Large Accelerated Filer [  ]   Accelerated Filer  [  ]   Smaller reporting company  [X]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of the Registrant’s common stock issued and outstanding at June 30, 2009 was 24,728,850

Left Blank Intentionally

TABLE OF CONTENTS

PART I

                                           FINANCIAL INFORMATION                        PAGE

Item 1.              Condensed Financial Statements                                                        4

Item 2.             Management’s Discussion and Analysis of Financial Condition

                        and Results of Operations                                                                     13

Item 3.             Quantitative and Qualitative Disclosures About Market Risk             14

Item 4.             Controls and Procedures                                                                       14

PART II

OTHER INFORMATION

Item 1.              Legal Proceedings                                                                                15

Item 2.             Unregistered Sales of Equity Security and Use of Proceeds                 15

Item 3.             Defaults Upon Senior Securities

               15

Item 4.             Submission of Matters to a Vote of Security Holders                          15

Item 5.             Other Submission                                                                                 15

                        List of Exhibits                                                                                      15

                             Exhibit 31.1                                                                                           17

                        Exhibit 31.2                                                                                           18

                        Exhibit 32.1                                                                                           19

                        Exhibit 32.2                                                                                           20

PART I - FINANCIAL INFORMATION

 Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law.

ITEM 1.             CONDENSED FINANCIAL STATEMENTS                    PAGE

Condensed Consolidated Balance Sheets                                                                  5

Condensed Consolidated Statements of Operations    (Six Month Periods)             6

Condensed Consolidated Statements of Operations   (Three Month Periods)          7

Condensed Consolidated Statements of Cash Flows                                                 8

Notes to Condensed Consolidated Financial Statements                                           9

AMBER OPTOELECTRONICS INC.

Condensed Consolidated Balance Sheets

Periods Ended June 30, 2009 and December 31, 2008

	30-Jun-09 (Unaudited)	31-Dec-08 (Audited)
ASSETS		
Current Assets		
Cash and Cash Equivalents	$ 823	$ 823
Inventories	-	-
Other Current Assets	22,637	22,637
Total Current Assets	$ 23,460	$ 23,460
Property and Equipment - Net of Accumulated Depreciation	280,942	319,706
License Rights	611,625	627,375
Total Assets	$ 916,027	$ 970,541
LIABILITIES AND SHAREHOLDERS' EQUITY		
Current Liabilities		
Due To Shareholders	-	-
Accounts Payable And Accrued Liabilities	190,364	181,689
Total Current Liabilities	$ 190,364	$ 181,689
Other Liabilities		
Long Term Debt	-	-
Total Liabilities	$ 190,364	$ 181,689
Shareholders' Equity		
Common Stock, $0.001 par value, 50 millions shares authorized 24,728,850 million issued and outstanding respectively at June 30, 2009 and December 31, 2008	24,729	24,729
Additional paid in capital	790,271	790,271
Legal Reserve	9,821	9,821
Accumulated Other Comprehensive Income	90,848	90,848
Retained Earnings / (Deficit)	(190,006)	(126,817)
Total Shareholders' Equity	$ 725,663	$ 788,852
Total Liabilities and Shareholders' Equity	$ 916,027	$ 970,541

The accompanying footnotes are an integral part of these financial statements.

The accompanying footnotes are an integral part of these financial statements.

The Accompanying Notes Form an Integral Part of These Financial Statements

AMBER OPTOELECTRONICS INC.

Condensed Consolidated Statements of Cash Flows

For the Six Month Periods Ended June 30, 2009 and 2008

	30-Jun-09 (Unaudited)	30-Jun-08 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net Loss	$ (63,189)	$ (4,797)
Non-Cash Adjustments		
Contributed Services by Shareholders	-	-
Depreciation and Amortization Expense	54,514	4,106
Bad Debt Expense	-	-
Changes in Operating Assets and Liabilities		
Accounts Payable & Accrued Liabilities	8,675	19,661
Inventories	-	(65,047)
Other Current Assets	-	(1,964)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	$ -	$ (48,041)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Investment in Capital Assets	-	-
NET CASH FROM INVESTING ACTIVITIES	$ -	$ -
CASH FLOWS FROM FINANCING ACTIVITIES:		
Increase From /(Repayment To) Shareholders	-	46,548
NET CASH FLOWS FROM FINANCING ACTIVITIES	$ -	$ 46,548
NET CHANGE IN CASH AND CASH EQUIVALENTS	$ -	$ (1,493)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$ -	$ 396
NET CHANGE IN CASH AND CASH EQUIVALENTS	-	(1,097)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	823	10,172
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 823	$ 9,075
SUPPLEMENTAL DISCLOSURES		
Interest Paid	$ -	$ -
Income Taxes Paid	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:		
Common Stock Issued in Exchange for Services Rendered	$ -	$ -
Contributed Assets by Shareholders	-	-

The Accompanying Notes Form an Integral Part of These Financial Statements

AMBER OPTOELECTRONICS INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

1.  Liquidity And Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated revenues from operations and has no assurance of any future revenues. The Company did incur a net loss of $63,189 during the six months ended June 30, 2009.  Moreover, the Company has an accumulated deficit of $190,006 at June 30, 2009.

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

2.  Reporting Entity And Its Business Scope

Amber Optoelectronics Inc., (the “Company”), is a Delaware corporation organized on January 05, 2007.

As of June 30, 2009, the Company registered its capital for $24,729 and issued 24,728,850 shares at par of $0.001, totaling $24,729.  The Company is engaged in the sale of electronics, electronic materials and information software.

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

d. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $0 and $0 at June 30, 2009 and December 31, 2008, respectively. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

e. Property, Equipment, and Depreciation

Property and Equipment are presented at original cost, less accumulated depreciation.  Depreciation is computed using the declining balance at the following annual rates for the following applicable asset classes:

•

Computer Hardware

30% declining balance

•

Furniture and Equipment

20% declining balance

•

Dies and Molds

30% declining balance

•

Leasehold Improvements

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

Accumulated net translation adjustments have been reported separately in Other Comprehensive Loss in the financial statements.  Foreign currency translation adjustments resulted in income of $0 and $396 for the six months ending June 30, 2009 and 2008, respectively.  Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $0 and $0 in the six months ending June 30, 2009 and 2008, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

i.   Earnings Per Share

Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share.”  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are the same as basic earnings per share since no common stock equivalents were outstanding for the six months ended June 30, 2009 and 2008, respectively.

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

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company is currently evaluating the impact of SFAS 163 on its consolidated financial statements but does not expect it to have a material effect.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, "Subsequent Events" (“SFAS 165”).  SFAS 165 establishes principles and requirements for subsequent events.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of SFAS 165 did not have a significant effect on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010.  The Company is evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010. The Company is evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the impact of SFAS 168 on its consolidated financial statements but does not expect it to have a material effect.

4.  Related Party Transactions

Advances from stockholders’ are advances and payments from principal stockholders of the Company.  There were no amounts from shareholders outstanding at June 30, 2009.

5.  Off-Balance Sheet Arrangements

At June 30, 2009, the Company has no material commitments for capital expenditure nor any transactions, obligations, and relationships that could be considered off-balance sheet arrangements.

6.  Commitments and Contingencies

As of June 30, 2009, there is no such significant commitment or contingency.

7.

Subsequent Events

Effective September 1, 2009, the Company changed its name from Amber Optoelectronics Inc. to Maxray Optical Technology Co. Ltd. Subsequent events were evaluated through September 16, 2009, the date the consolidated financial statements were issued.

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL   CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the six months ended June 30, 2009, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”.

Results of Operations

SIX MONTH PERIOD ENDED JUNE 30, 2009

Revenues

During the six months ended June 30, 2009, the Company generated no revenues.

The Company is continuing its strategy commenced in the forth quarter of its previous fiscal year, to maximize its production capacity to manufacture and provide our current product lines to our existing client base in Taiwan and China, while also pursuing new customers in expanded regions in Europe and other parts in Asia. To date these efforts have not generated the desired revenues the Company had anticipated.

Cost of Revenues

Cost of Revenues for the six month period ended June 30, 2009 was $0.  There were no sales with corresponding cost of sales. The Company is continuing its direction of introducing new products to the marketplace.

Sales and Marketing

Total sales and marketing expenses for the six months ended June 30, 2009 was $0.  As the Company was focused on initiating is production capacity, all efforts were placed on the production facility.  The Sales Returns was $0 and our Sales Allowances was also $0.

General and Administrative

In the six months ended June 30, 2009, general and administrative expenses were $63,189.

Depreciation and Amortization

Our depreciation and amortization for the six months ended June 30, 2009, was $54,514. The amount includes values amortized for License Rights and depreciation for furniture and equipment.

Other Income/Expenses

In the six months ended June 30, 2009, the Company expensed $0 in interest expense.

Income Taxes

During the six month period ended June 30, 2009, we incurred no tax benefit nor had to record a provision for income taxes as the Company had a net loss of $63,189.

Net Loss

The Company recorded a net loss for the six months ended June 30, 2009 of $63,189.  It is anticipated the during the next six months of the current fiscal year, initiatives invested in production for our product lines and sales and marketing activities should contribute to the Company stemming the net loss incurred during the six months ended June 30, 2009, with the goal of achieving at the very least a break-even pre-tax income level by the fiscal year end of December 31, 2009.

Liquidity and Capital Resources

At June 30, 2009, the Company’s need for cash included satisfying $190,364 of current liabilities, which consisted entirely of accounts payable and accrued liabilities.

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

If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on the Company’s business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company’s expected revenues and net income for the fiscal year 2009.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended June 30, 2009.  Based on this evaluation, our President and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

Exhibit No.                                  Description

31.1

31.1                             Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2                             Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.2                             Section 1350 Certification of Chief Executive Officer

32.3                             Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 17, 2009

                                                                                            Amber Optoelectronics Inc.

                                                                                                By:           /s/

                                                                                                          John Campana

                                                                                                          Chief Executive Officer

Exhibit 31.1

CERTIFICATIONS

I, John Campana, Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AMBER OPTOELECTRONICS INC.

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

Date:  September 17, 2009                                                                          /s/

John Campana

Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, George Parselias, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AMBER OPTOELECTRONICS INC.

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

Date:  September 17, 2009                                                                            /s/

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AMBER OPTOELECTRONICS INC. (the “Company”) on Form 10Q for the six month period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Campana, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                     /s/

Name:  John Campana

Title:   Chief Executive Officer

Date:    September 17, 2009

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AMBER OPTOELECTRONICS INC. (the “Company”) on Form 10Q for the six month period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

3.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                       /s/

Name:  George Parselias

Title:    Chief Financial Officer

Date:     September 17, 2009