Form 10-Q
period 2009-09-30
Maxray Optical Technology Co. Ltd.
filed 2009-11-16
CIK 1395695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2009

            [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                             OF THE EXCHANGE ACT

Commission file number   333-147225

MAXRAY OPTICAL TECNOLOGY CO. LTD.

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

(905) 824-6200

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

The number of shares of the Registrant’s common stock issued and outstanding at September 30, 2009 was 25,728,850

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION                                                                                         PAGE

Item 1.              Condensed Financial Statements                                                        3

Item 2.             Management’s Discussion and Analysis of Financial Condition

                        and Results of Operations                                                                   10

Item 3.             Quantitative and Qualitative Disclosures About Market Risk           11

Item 4.             Controls and Procedures                                                                    12

PART II

OTHER INFORMATION

Item 1.              Legal Proceedings                                                                             12

Item 2.             Unregistered Sales of Equity Security and Use of Proceeds              12

Item 3.             Defaults Upon Senior Securities                                                         12

Item 4.             Submission of Matters to a Vote of Security Holders                         12

Item 5.             Other Submission                                                                                12

                        List of Exhibits                                                                                     13

                             Exhibit 31.1                                                                                          15

                        Exhibit 31.2                                                                                          16

                        Exhibit 32.1                                                                                          17

                        Exhibit 32.2                                                                                          18

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

ITEM 1.             CONDENSED FINANCIAL STATEMENTS                    PAGE

Condensed Consolidated Balance Sheets                                                                  4

Condensed Consolidated Statements of Operations    (Nine Month Periods)           5

Condensed Consolidated Statements of Cash Flows   (Nine Month Periods)           6

Notes to Condensed Consolidated Financial Statements                                           8

MAXRAY OPTICAL TECHNOLOGY CO. LTD.

Condensed Consolidated Balance Sheets

As of September 30, 2009 and December 31, 2008

	30-Sep-09 (Unaudited)	31-Dec-08 (Audited)
ASSETS		
Current Assets		
Cash and Cash Equivalents	$ **823**	$ 823
Inventories	-	-
Other Current Assets	**22,637**	22,637
Total Current Assets	$ **23,460**	$ 23,460
Property and Equipment - Net of Accumulated Depreciation	**259,871**	319,706
License Rights	**603,750**	627,375
Total Assets	$ **887,081**	$ 970,541
LIABILITIES AND SHAREHOLDERS' EQUITY		
Current Liabilities		
Due To Shareholders	-	-
Accounts Payable And Accrued Liabilities	**190,364**	181,689
Total Current Liabilities	$ **190,364**	$ 181,689
Other Liabilities		
Long Term Debt	-	-
Total Liabilities	$ **190,364**	$ 181,689
Shareholders' Equity		
Common Stock, $0.001 par value, 50 millions shares authorized 25,728,850 million issued and outstanding respectively at September 30, 2009 and December 31, 2008	**25,729**	25,729
Additional paid in capital	**789,271**	789,271
Legal Reserve	**9,821**	9,821
Accumulated Other Comprehensive Income	**90,848**	90,848
Retained Earnings / (Deficit)	**(218,952)**	(126,817)
Total Shareholders' Equity	$ **696,717**	$ 788,852
Total Liabilities and Shareholders' Equity	$ **887,081**	$ 970,541

the Accompanying Notes Form an Integral Part of These Financial Statements

The Accompanying Notes Form an Integral Part of These Financial Statements

MAXRAY OPTICAL TECHNOLOGY CO. LTD.
Condensed Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2009 and 2008

	30-Sep-09	30-Sep-08
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net Loss	$ (92,135)	$ (27,748)
Non-Cash Adjustments		
Contributed Services by Shareholders	-	32,402
Depreciation and Amortization Expense	83,460	2,220
Bad Debt Expense	-	-
Changes in Operating Assets and Liabilities		
Accounts Payable & Accrued Liabilities	8,675	(21,873)
Inventories	-	(40,191)
Other Current Assets	-	(1,217)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	$ -	$ (56,407)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Investment in Capital Assets	-	18,698
NET CASH FROM INVESTING ACTIVITIES	$ -	$ 18,698
CASH FLOWS FROM FINANCING ACTIVITIES:		
Increase From /(Repayment To) Shareholders	-	35,831
NET CASH FLOWS FROM FINANCING ACTIVITIES	$ -	$ 35,831
NET CHANGE IN CASH AND CASH EQUIVALENTS	$ -	$ (1,878)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$ -	$ -
NET CHANGE IN CASH AND CASH EQUIVALENTS	-	(1,878)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	823	10,172
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 823	$ 8,294
SUPPLEMENTAL DISCLOSURES		
Interest Paid	$ -	$ -
Income Taxes Paid	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:		
Common Stock Issued in Exchange for Services Rendered	$ -	$ -
Contributed Services by Shareholders	-	32,402

The Accompanying Notes Form an Integral Part of These Financial Statements

MAXRAY OPTICAL TECHNOLOGY CO. LTD.

NOTES TO INTERIM FINANCIAL STATEMENTS

1.  Liquidity And Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated revenues from operations and has no assurance of any future revenues. The Company did incur a net loss of $92,135 during the nine months ended September 30, 2009.  Moreover, the Company has an accumulated deficit of $218,952 at September 30, 2009.

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

2.  Reporting Entity And Its Business Scope

Maxray Optical Technology Co. Ltd., (the “Company”), is a Delaware corporation organized on January 05, 2007.  As of September 30, 2009, the Company registered its capital for $25,729 and issued 25,728,850 shares at par of $0.001, totaling $25,729.  The Company is engaged in the sale of electronics and electronic materials.

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

d. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account and anticipated collections resulting from legal issues. An account is considered past due after thirty (30) days from the invoice date. Based on these factors, there was an allowance for doubtful accounts of $0 and $0 at September 30, 2009 and December 31, 2008, respectively. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

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

f. Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standard Board (“FASB”) ASC 740-10 (Prior authoritative literature: FASB Statement No. 109, “Accounting for Income Taxes”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

g. Financial Instruments

The Company’s financial instruments consist of cash, other current assets and accounts payable. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

h. Foreign Currency Translation

The functional currency of the Company is the local currency where the Company operates.  The financial statements of the Company have been translated into U.S. dollars in accordance with FASB ASC 830-10 (Prior authoritative literature: FASB Statement No. 52, "Foreign Currency Translation").  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  The income and cash flow statements amounts have been translated using the weighted average exchange rate for the year.  Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period.  Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows.

Accumulated net translation adjustments have been reported separately in Other Comprehensive Loss in the financial statements.  Foreign currency translation adjustments resulted in income of $0 and $396 for the nine months ending September 30, 2009 and 2008, respectively.  Foreign currency transaction gains and (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency totaled approximately $0 and $0 in the nine months ending September 30, 2009 and 2008, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statement of operations.

i.   Earnings Per Share

Earnings per share of common stock are computed in accordance with FASB ASC 260-10 (Prior authoritative literature: FASB Statement No, 128, “Earnings per Share”).  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are the same as basic earnings per share since no common stock equivalents were outstanding for the nine months ended September 30, 2009 and 2008, respectively.

j.   Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standard Board (“FASB”) issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”).  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in January 2010. The Company is evaluating the impact the adoption of FASB ASC 860-10-05 will have on its consolidated financial statements.

In June 2009, the FASB issued FASB ASC 810-10-05 (Prior authoritative literature: FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature SFAS 166 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in January 2010. The Company is evaluating the impact of the adoption of FASB ASC 810-10-05 will have on its consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10 (Prior authoritative literature: FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces prior authoritative literature SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that the adoption of FASB ASC 105-10 has had a material effect on its consolidated financial statements.

5.  Related Party Transactions

Advances from stockholders’ are advances and payments from principal stockholders of the Company.  There were no amounts from shareholders outstanding as at September 30, 2009.

6.  Off-Balance Sheet Arrangements

At September 30, 2009, the Company has no material commitments for capital expenditure nor any transactions, obligations, and relationships that could be considered off-balance sheet arrangements.

7.

Commitments and Contingencies

As of September 30, 2009, there is no such significant commitment or contingency.

8.

Subsequent events

In connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Financial Accounting Standard Board (“FASB”) ASC 855-10 (Prior authoritative literature: FASB Statement No. 165 “Subsequent Events”), management has evaluated subsequent events through November 16, 2009 (the financial statement issue date).  The Company had no significant subsequent events following the end of the interim period September 30, 2009.

9.   Entry into a Material Definitive Agreement

The Company filed an 8-K report on August 27, 2009 regarding the entry into a Definitive Agreement for the exchange of common stock with Max Great Technology Co. Ltd. (“Max Great”).  The agreement became effective as of September 1, 2009 in which the Company intended to transfer to Max Great 6,000,000 Common Shares of Maxray Optical Technology Co. Ltd. for the shares of Maxray Optical Technology (Fujian) Co. Ltd. located in Fuqing City, Fujian Province, China.  As of the financial statements issue date of November 16, 2009, these Common Shares were not issued yet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2009, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”.

Results of Operations

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

Revenues

During the nine months ended September  30, 2009, the Company generated no revenues.

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

Cost of Revenues

Cost of Revenues for the nine month period ended September 30, 2009 was $0.  There were no sales with corresponding cost of sales. The Company is continuing its direction of introducing new products to the marketplace.

Sales and Marketing

Total sales and marketing expenses for the nine months ended September 30, 2009 was $0.  As the Company was focused on initiating is production capacity, all efforts were placed on the production facility.  The Sales Returns was $0 and our Sales Allowances was also $0.

General and Administrative

In the nine months ended September 30, 2009, general and administrative expenses were $92,135, which includes depreciation and amortization described below..

Depreciation and Amortization

Our depreciation and amortization for the nine months ended September 30, 2009, was $92,135. The amount includes values amortized for License Rights and depreciation for furniture and equipment.

Other Income/Expenses

In the nine months ended September 30, 2009, the Company expensed $0 in interest expense.

Income Taxes

During the nine month period ended September 30, 2009, we incurred no tax benefit nor had to record a provision for income taxes as the Company had a net loss of $92,135.

Net Loss

The Company recorded a net loss for the nine months ended September 30, 2009 of $92,135.  It is anticipated the during the remaining three months of the current fiscal year, initiatives invested in production for our product lines and sales and marketing activities should contribute to the Company stemming the net loss incurred during the nine months ended September 30, 2009, with the goal of achieving at the very least a break-even pre-tax income level by the fiscal year end of December 31, 2009.

Liquidity and Capital Resources

At September 30, 2009, the Company’s need for cash included satisfying $190,364 of current liabilities, which consisted entirely of accounts payable and accrued liabilities.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended September 30, 2009.  Based on this evaluation, our President and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

Dated:  November 16, 2009

                                                                                            Maxray Optical Technology Co. Ltd.

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

1.   I have reviewed this quarterly report on Form 10-Q of  MAXRAY OPTICAL TECHNOLOGY CO. LTD.

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

Date:  November 16, 2009                                                                          /s/

John Campana

Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, George Parselias, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of  Maxray Optical Technology Co. Ltd

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

Date:  November 16, 2009                                                                            /s/

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD. (the “Company”) on Form 10Q for the six month period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Campana, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                     /s/

Name:  John Campana

Title:   Chief Executive Officer

Date:    November 16, 2009

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD. (the “Company”) on Form 10Q for the six month period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

3.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                       /s/

Name:  George Parselias

Title:    Chief Financial Officer

Date:     November 16, 2009