Form 10-Q
period 2009-12-31
Maxray Optical Technology Co. Ltd.
filed 2010-02-23
CIK 1395695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

            [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                             OF THE EXCHANGE ACT

Commission file number   333-147225

MAXRAY OPTICAL TECHNOLOGY CO., LTD.

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

Yes [  ]   No [X]

TABLE OF CONTENTS

PAGE

PART 1

FINANCIAL INFORMATION

Item 1.

Condensed Financial Statements

4

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

13

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.

Controls and Procedures

16

PART 11

OTHER INFORMATION

Item 1.

Legal Proceedings

16

Items 2.

Unregistered Sales of Equity Securities and Use of Proceeds

 16

Items 3. Defaults Upon Senior Securities

 17

Item 4.

Submissions of Matters to a Vote of Security Holders

 17

Item 5.

Other Information

 17

Item 6.

Exhibits

 17

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

ITEM 1.             CONDENSED FINANCIAL STATEMENTS                    PAGE

Condensed Consolidated Balance Sheets                                                                  4

Condensed Consolidated Statements of Operations    (Three Month Periods)         5

Condensed Consolidated Statements of Operations    (Six Month Periods)

           6

Condensed Consolidated Statements of Cash Flows   (Six Month Periods)

           7

Notes to Condensed Consolidated Financial Statements                                          8

Maxray Optical Technology Co., Ltd.
Consolidated Balance Sheets
	DECEMBER 31,	JUNE 30,
	2009	2009
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$ 3,563,885	$ 2,150,605
Restricted cash	1,494,628	1,374,416
Accounts receivable	12,301,464	4,458,722
Prepayments	120,962	1,236,387
Inventory	6,940,759	3,058,348
Other current assets	350,404	126,219
Total current assets	24,772,102	12,404,697
Property, plant and equipment, net	17,524,850	17,268,282
Land use right, net	925,968	933,983
Intangible assets, net	17,521	20,298
Licence rights	603,750	-
Deferred assets	1,110,002	489,344
Total assets	$ 44,954,193	$ 31,116,604

Current liabilities:
Short term loans	$ 12,980,706	$ 5,157,418
Notes payable	2,998,989	3,077,721
Accounts payable	3,717,121	3,759,036
Advances from customers	-	56,476
Other payables	900,541	1,528,456
Long-term debt - current portion	1,096,940	729,927
Total current liabilities	21,694,297	14,309,034
Non-current liabilities:
Long-term debt	3,290,822	3,649,635
Due to related parties	4,855,913	1,211,665
Total liabilities	29,841,032	19,170,334

Stockholders' equity
Common stock, $0.001 par value, 50 million authorized
-issued and outstanding, 31,728,850(December 31, 2009 - 8,000,000)	31,729	8,000
Paid-in capital	13,134,731	11,158,708
Legal reserve	9,821	-
Retained earnings	1,064,639	6,013
Accumulated other comprehensive income	872,241	773,549

Total stockholders' equity	15,113,161	11,946,270

Total liabilities and stockholders' equity	$ 44,954,193	$ 31,116,604

The accompanying notes are an integral part of these financial statements.

Maxray Optical Technology Co., Ltd.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	FOR THE THREE MONTHS ENDED
	DECEMBER 31,
	2009	2008

Net sales	$ 13,867,882	$ 2,660,482
Cost of sales	12,566,946	1,594,737

Gross profit	1,300,936	1,065,745

Expenses
Operating expenses	18,517	10,027
General and administrative expenses	498,271	159,578
Financial expenses	215,538	(91,228)
Other operating income	(18,733)	-
Total expenses	713,593	78,377
Total operating income	587,343	987,368
Subsidy income	11,848	-
Non-operating expenses - net	(13,408)	(755)
Income before income taxes	585,783	986,613
Income taxes	-	-

Net Income	$ 585,783	$ 986,613
Other comprehensive income	78,654	18,150

Comprehensive Income	$ 664,437	$ 1,004,763

Earnings per share - basic and diluted	$ 0.05	$ 0.12

Weighted average number of shares outstanding	11,954,808	8,000,000

Maxray Optical Technology Co., Ltd.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	FOR THE SIX MONTHS ENDED
	DECEMBER 31,
	2009	2008

Net sales	$ 27,551,774	$ 4,160,004
Cost of sales	25,074,531	3,442,704

Gross profit	2,477,243	717,300

Expenses
Operating expenses	60,166	18,279
General and administrative expenses	1,003,626	294,898
Financial expenses	282,973	(76,601)
Other operating income	(27,972)	(26,396)
Total expenses	1,318,793	210,180
Total operating income	1,158,450	507,120
Subsidy income	21,490	-
Non-operating expenses - net	(121,315)	(755)
Income before income taxes	1,058,625	506,365
Income taxes	-	-

Net Income	$ 1,058,625	$ 506,365
Other comprehensive income	98,692	18,150

Comprehensive Income	$ 1,157,317	$ 524,515

Earnings per share - basic and diluted	$ 0.11	$ 0.06

Weighted average number of shares outstanding	9,977,404	8,000,000

The accompanying notes are an integral part of these financial statements.

Maxray Optical Technology Co., Ltd.
Consolidated Statements of Cash Flow
(Unaudited)
	FOR THE SIX MONTHS ENDED
	DECEMBER 31,
	2009	2008

Cash Flows from Operating Activities
Net income	$ 1,058,625	$ 506,365
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	622,611	313,428
Imputed interest expense	144,587	(145,048)
Changes in operating assets and liabilities
Accounts receivable	(7,842,742)	(465,769)
Inventory	(3,882,411)	1,428,856
Prepayments	1,115,425	1,323,056
Other current assets	(201,547)	21,563
Notes payable	(78,732)	1,875,676
Accounts payable	(237,279)	2,317,597
Advances from customers	(56,476)	(1,334,878)
Other payables	(627,915)	19,156
Deferred assets	(712,562)	-
Net Cash Provided by(Used in) Operating Activities	(10,698,416)	5,860,002

Cash Flows from Investing Activities
Changes in restricted cash	(120,212)	(953,881)
Acquisition of property, plant and equipment	(552,682)	(6,479,460)
Purchase of intangible assets	-	(4,450)
Net Cash Used in Investing Activities	(672,894)	(7,437,791)

Cash Flows from Financing Activities
Increase in short-loans	7,831,487	1,718,239
Share issuances	1,312,856	3,742,428
Due to related parties	3,644,248	(3,391,110)
Net Cash Provided by Investing Activities	12,788,591	2,069,557

Net change in cash and cash equivalents	1,417,281	491,768

Effect of exchange rate	(4,001)	-

Cash and cash equivalents, beginning of period	2,150,605	396,352

Cash and cash equivalents, end of period	$ 3,563,885	$ 888,120

Supplementary Cash Flow Disclosures
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MAXRAY OPTICAL TECHNOLOGY C., LTD.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

MAXRAY OPTICAL TECHNOLOGY CO., LTD. (the “Company”) was established in Photoelectric Park, Rongqiao Economic and Technological Development Zone Fuqing, Fujian, China on March 8th, 2007. The registered capital is USD 12.3 million.

The Company is mainly engaged to develop, design, produce on new flat panel display devices, liquid crystal display products, including modules and parts. The Company has won recognition from world leading manufactures on LCM assembly services including backlight module assembling for LCD TV and monitors, and its related parts.

Their major customers such as JIELIAN Electronics Co., Ltd,, HUAYING Video Co., Ltd, and HENGSHENG electric Co., Ltd, whose parent are publicly listed companies in Hong Kong or Taiwan.

The Company filed an 8-K report on December 15, 2009 detailing the completion of the exchange of common stock with Max Great Technology Co. Ltd. (“Max Great”).  The agreement became effective as of September 1, 2009 in which the Company intended to transfer to Max Great 6,000,000 Common Shares of Maxray Optical Technology Co. Ltd. for the shares of Maxray Optical Technology (Fujian) Co. Ltd. located in Fuqing City, Fujian Province, China.  Effective as of December 15, 2009, the ownership of the 6,000,000 restricted common shares is transferred to the individual shareholders of MaxGreat as follows: Chien-Chen Ming (3,000,000 restricted shares), Huang-Wei Hsiung (1,500,000 restricted shares), Chen Pai Ling (1,500,000 restricted shares). There was no material relationship, other than in respect of the above transaction, between MaxGreat Technology Co. Ltd., and the named individual shareholders of MaxGreat Technology Co. Ltd. and the registrant or any of its affiliates, or any director or officer of the registrant, or any associate of any such director or officer.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is responsible for the unaudited condensed financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in combination with the financial statements for the fiscal years ended June 30, 2009 and 2008.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated financial statements may not be the same as those for the full year.

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted, as of July 1, 2009, the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC does not change authoritative guidance. Accordingly, implementing the ASC did not change any of the Company’s accounting, and therefore, did not have an impact on the consolidated results of the Company. References to authoritative GAAP literature have been updated accordingly.

In May 2009, the FASB issued ASC 855-10 (Prior authoritative literature: SFAS 165, "Subsequent Events"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855-10 provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. As such, the Company is required to adopt this standard in the current period. Adoption of ASC 855-10 did not have a significant effect on the Company’s financial statements.

In June 2009, the FASB issued ASC 105-10 (Prior authoritative literature: SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105-10 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of ASC 105-10 on its financial statements but does not expect it to have a material effect.

4.	INVENTORIES

The Company’s inventories as at December 31, 2009 are summarized as follows:

	December 31,	June 30,
	2009	2009

Raw materials	$ 6,800,366	$ 2,895,283
Work in progress	17,037	-
Finished goods	123,356	163,065

Total Inventories	$ 6,940,759	$ 3,058,348

5.

DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

a. Due to related parties
	December 31,	June 30,
	2009	2009

Max Great Technology Co., Ltd.	$ 472,099	$ 67,851
Shareholders	4,064,113	824,710
Maxchanle Limited	319,701	319,104

Total Due to Related Parties	$ 4,855,913	$ 1,211,665
b. Purchases from related parties

The Company's purchases from related parties included whey protein powders from Max Great Technology Co.,
Ltd. as below for the six month periods ended December 31, 2009 and 2008, respectively.

	December 31,	June 30,
	2009	2009

Max Great Technology Co., Ltd.	$ 567,614	$ 197,908

Purchases from Related Parties	$ 567,614	$ 197,908

6.	COMMITMENTS AND CONTINGENCIES

None.

7.    SUBSEQUENT EVENTS

    Subsequent events were evaluated through February 22, 2010, the date the financial statements were issued

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the three months ended December 31, 2009, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Results of Operations

The following represents condensed consolidated pro forma revenue and earnings information for the three months and six months ended December 31, 2009 and December 31, 2008, as if the recapitalization had occurred on the first day of each of the years.

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Revenues	$ 13,867,882	$ 2,660,482	$ 27,551,774	$ 4,186,264

Net Income	$ 590,783	$ 984,113	$ 844,179	$ 496,568

Earnings per share	$ 0.02	$ 0.04	$ 0.03	$ 0.02

Weighted average shares
outstanding	26,728,850	25,728,850	26,228,850	25,728,850

Acquisition and Recapitalization

The Company filed an 8-K report on December 15, 2009 detailing the completion of the exchange of common stock with Max Great Technology Co. Ltd. (“Max Great”).  The agreement became effective as of September 1, 2009 in which the Company intended to transfer to Max Great 6,000,000 Common Shares of Maxray Optical Technology Co. Ltd. for the shares of Maxray Optical Technology (Fujian) Co. Ltd. located in Fuqing City, Fujian Province, China.  Effective as of December 15, 2009, the ownership of the 6,000,000 restricted common shares is transferred to the individual shareholders of MaxGreat as follows: Chien-Chen Ming (3,000,000 restricted shares), Huang-Wei Hsiung (1,500,000 restricted shares), Chen Pai Ling (1,500,000 restricted shares). There was no material relationship, other than in respect of the above transaction, between MaxGreat Technology Co. Ltd., and the named individual shareholders of MaxGreat Technology Co. Ltd. and the registrant or any of its affiliates, or any director or officer of the registrant, or any associate of any such director or officer.

THREE MONTH PERIOD ENDED DECEMBER 31, 2009 COMPARED TO THE SAME PERIOD ENDED DECEMBER 31, 2008

Revenues

During the three months ended December 31, 2009 the Company generated revenues of $13,867,882 compared to $2,660,482 in the period ended December 31, 2008. The increase is driven primarily by increased demand for the products manufactured and made ready for sale driven by significant technological improvements in quality and design.

Cost of Revenues

The Company incurred cost of revenues of $12,566,946 for the three month period ended December 31, 2009 and for the period December 31, 2008 was $1,594,737 which resulted in an increase of $10,972,209. The increase is comprised primarily by significant increase in demand for products due to market expansion and the write-off of research and development costs.

Operating

Total sales operating expenses for the three months ended December 31, 2009 was $18,517 compared to $10,027 for the same period in 2008.  The additional costs resulted in an increase in sales directly related to the expansion of our marketing campaign.

General and Administrative

In the three month period ended December 31, 2009, general and administrative expenses increased by $338,693 to $498,271 versus $159,578 incurred over the same period in 2008. The increase is driven primarily due to expansion of operations and build-up of administration and finance departments.

Financial

Our financial expenses for the three month period ended December 31, 2009, increased over the same period in 2008 by $306,767.  The increase is driven primarily due to our recent expansion and expanded marketing efforts.

Other Income/Expenses

In the three months ended December 31, 2009, the Company expensed $18,517 in operating expenses resulting in an increase of $8,490 in operating expense over the same period in 2008.  Our other operating income increased by $18,733 over the same period in 2008.

Income Taxes

During the three month period ended December 31, 2009, we incurred no tax benefit nor had to record a provision for income taxes as the Company has significant loss carryforwards available to offset current net income results.

Net Income

The Company recorded a net income for the three month period ended December 31, 2009 of $585,783. The net income decreased by $400,830 compared to the same period in 2008.  It is anticipated that this trend will not continue into the next quarter due to the initiatives invested in production for our product lines and our commitment to aggressive sales and marketing activities.

Results of Operations

SIX MONTH PERIOD ENDED DECEMBER 31, 2009 COMPARED TO THE SAME PERIOD ENDED DECEMBER 31, 2008

 Revenues

During the six months period ended December 31, 2009 the Company generated revenues of $27,551,774 compared to $4,160,004 in the period ended December 31, 2008. The increase is driven primarily by increased demand for those products incorporating significant technological improvements in quality and design.

Cost of Revenues

The Company incurred cost of revenues of $25,074,531 for the six month period ended December 31, 2009 compared to $3,442,704 for the same period ended December 31, 2008 which resulted in an increase of $21,631,827. The increase is comprised primarily by significant increase in demand for products due to market expansion and the write-off of research and development costs.

Operating

Total operating expenses for the six months ended December 31, 2009 was $60,166 compared to $$18,279 for the same period in 2008.  The additional costs resulted in an increase in sales directly related to the expansion of our marketing campaign.

General and Administrative

In the six month period ended December 31, 2009, general and administrative expenses increased by $708,729 to $1,003,626 versus $294,897 incurred over the same period in 2008. The increase is driven primarily due to expansion of operations and build-up of administration and finance departments.

Financial

Our financial expenses for the six months ended December 31, 2009, increased by $359,573 over the same period in 2008. The increase was due primarily to increase in funding current assets such as inventory, from the Company’s increased lines of credit.

Income Taxes

During the six month period ended December 31, 2009, we incurred no tax benefit nor had to record a provision for income taxes as the Company has significant loss carry forwards available to offset current net income results.

Net Income

The Company recorded a net income for the six month period ended December 31, 2009 of $1,058,625 resulting in an increase of $552,260 when compared to the same period in 2008.  It is anticipated that this trend will continue into the next quarter due to the initiatives invested in production for our product lines and our commitment to aggressive sales and marketing activities.

Liquidity and Capital Resources

At December 31, 2009, the Company has cash and cash equivalents of $3,563,885, an increase of $1,413,280 over the same period in 2008.

Our ability to continue as a going concern is dependent on the Company’s ability to obtain additional funding from an expansion of our bank facility, an equity injection, and increased sales revenue.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of profits, and investment banking.

If the Company is unable to obtain additional funding, or an injection of equity capital, then the failure could have a material adverse effect on the Company’s business and this may force the Company to reorganize, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company’s expected revenues and net income for the fiscal year 2010.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.

CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended December 31, 2009.  Based on this evaluation, our President and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

The Company filed an 8-K report on December 15, 2009 detailing the completion of the exchange of common stock with Max Great Technology Co. Ltd. (“Max Great”).  The agreement became effective as of September 1, 2009 in which the Company intended to transfer to Max Great 6,000,000 Common Shares of Maxray Optical Technology Co. Ltd. for the shares of Maxray Optical Technology (Fujian) Co. Ltd. located in Fuqing City, Fujian Province, China.  Effective as of December 15, 2009, the ownership of the 6,000,000 restricted common shares is transferred to the individual shareholders of MaxGreat as follows: Chien-Chen Ming (3,000,000 restricted shares), Huang-Wei Hsiung (1,500,000 restricted shares), Chen Pai Ling (1,500,000 restricted shares). There was no material relationship, other than in respect of the above transaction, between MaxGreat Technology Co. Ltd., and the named individual shareholders of MaxGreat Technology Co. Ltd. and the registrant or any of its affiliates, or any director or officer of the registrant, or any associate of any such director or officer.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.                                  Description

31.1

31.1                             Rule 13(a)-14(a)/15(d)-14(a) Certification of President

31.2                             Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.2                             Section 1350 Certification of President

32.3                             Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 22, 2010

                                                                                 MAXRAY OPTICAL TECHNOLOGY CO. LTD.

                                                                                                By:           /s/

                                                                                                          John Campana

                                                                                                          President

Exhibit 31.1

CERTIFICATIONS

I, JOHN CAMPANA, President, certify that:

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

Date:  February 22, 2010                                                                               /s/

John Campana

President

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

Date:  February 22, 2010                                                                               /s/

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD., (the “Company”) on Form 10Q for the three month period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Campana, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                     /s/

Name:  John Campana

Title:   President

Date:    February 22, 2010

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD., (the “Company”) on Form 10Q for the three month period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                       /s/

Name:  George Parselias

Title:    Chief Financial Officer

Date:     February 22, 2010