Form 10-Q
period 2010-03-31
Maxray Optical Technology Co. Ltd.
filed 2010-05-25
CIK 1395695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-147225

MAXRAY OPTICAL TECHNOLOGY CO. LTD.

 (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

5618 Tenth Line West, Unit #9

Mississauga, Ontario, CANADA, L5M 7L9

(Address of principal executive offices, including zip code)

(905) 824-6200

(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes [X]              No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes [ ]   No [X]

The number of shares of the Registrant's common stock issued and outstanding at March 31, 2010, was 31,728,850.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	12
Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	14 14

                                                                                                                                              PAGE

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

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

ITEM 1.             CONDENSED FINANCIAL STATEMENTS                    PAGE

Condensed Consolidated Balance Sheets                                                                  4

Condensed Consolidated Statements of Operations    (Three Month Periods)         5

Condensed Consolidated Statements of Operations    (Nine Month Periods)          6

Condensed Consolidated Statements of Cash Flows   (Nine Month Periods)          7

Notes to Condensed Consolidated Financial Statements                                          8

MaxRay Optical Technology Co., Ltd.
Consolidated Balance Sheets

	March 31, 2010	June 30, 2009
	(Unaudited)
Current assets:
Cash and Cash equivalents	$ 3,457,946	$ 2,150,605
Restricted Cash	2,252,448	1,374,416
Accounts receivable	9,851,088	4,458,722
Prepayments	1,539,422	1,236,387
Inventory	7,272,404	3,058,348
Other current assets	393,334	126,219
Total current assets	24,766,642	12,404,697
Property, plant and equipment, net	17,255,840	17,268,282
Land use right, net	921,234	933,983
Intangible assets, net	41,374	20,298
Licence Rights	595,500	-
Deferred assets	1,089,636	489,344

Total assets	$ 44,670,226	$ 31,116,604

Current liabilities:
Short-term loans	$ 13,857,913	$ 5,157,418
Notes payable	2,735,324	3,077,721
Accounts payable	4,556,012	3,759,036
Advance from Customers	-	56,476
Other payables	199,921	1,528,456
Long-term debt - current portion	1,222,156	729,927
Total current liabilities	22,571,326	14,309,034
Non-current liabilities:
Long-term debt	2,444,313	3,649,635
Due to related parties	2,939,462	1,211,665
Total liabilities	27,955,101	19,170,334

Total Owners' equity:
Common stock, $0.001 par value, 50 million authorized
31,728,850 and 8,000,000 shares issued and outstanding
respectively at March 31, 2010 and June 30, 2009	31,729	8,000
Paid-in capital	14,644,552	11,158,708
Subscription receivable	(1,500,000)	-

Retained earnings (Accumulated deficit)	2,742,854	6,013
Accumulated other comprehensive income	795,990	773,549
Total Owners' equity	16,715,125	11,946,270

Total liabilities and owner's equity	$ 44,670,226	$ 31,116,604

The accompanying notes are an integral part of these financial statements.

MaxRay Optical Technology Co., Ltd.
Consolidated Statements of Operation and Comprehensive Income
(unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2010	2009

Net Sales	$ 17,461,007	$ 1,618,846
Cost of sales	(15,030,285)	(1,568,826)
Gross Profit	2,430,722	50,020

Other Operating Income	32,043	21,483
Operating expenses	(107,416)	(20,951)
General and Administrative expenses	(480,724)	(282,903)
Financial expenses	(162,098)	(139,808)
Total Operating Income(Loss)	1,712,527	(372,159)
Subsidy income	39,158	15,133
Non-operating expenses, net	(1,949)	(195)
Net Income(loss) before income taxes	1,749,736	(357,221)
Income taxes	9,418	-
Net Income(Loss)	1,740,318	(357,221)
Other Comprehensive Income	(76,251)	15,973
Comprehensive Income(Loss)	$ 1,664,067	$ (341,248)

Earnings(loss) per share - Basic and diluted	$ 0.05	$ (0.04)
Weighted Average number of shares outstanding	31,728,850	8,000,000

The accompanying notes are an integral part of these financial statements.

MaxRay Optical Technology Co., Ltd.
Consolidated Statements of Operation and Comprehensive Income
(unaudited)

	FOR THE NINE MONTHS ENDED
	MARCH 31,
	2010	2009

Net Sales	$ 45,012,213	$ 4,581,671
Cost of sales	(40,104,202)	(5,011,603)
Gross Profit	4,908,011	(429,932)

Other Operating Income	60,019	1,245,316
Operating expenses	(167,573)	(39,222)
General and Adminstrative expenses	(1,484,349)	(577,712)
Financial expenses	(507,268)	(135,401)
Total Operating Income	2,808,840	63,049
Subsidy income	60,388	15,123
Non-operating expenses, net	(122,969)	(950)
Net Income before income taxes	2,746,259	77,222
Income taxes	9,418	-
Net Income	$ 2,736,841	$ 77,222
Other Comprehensive Income	22,441	34,123
Comprehensive Income	$ 2,759,282	$ 111,345

Earnings per share - Basic and diluted	$ 0.09	$ 0.01
Weighted Average number of shares outstanding	31,728,850	8,000,000

The accompanying notes are an integral part of these financial statements.

MaxRay Optical Technology Co., Ltd.
Consolidated Statements of Cash Flow
(unaudited)	FOR THE NINE MONTHS ENDED
	MARCH 31,
	2010	2009

Cash Flows from Operating Activities:
Net income	$ 2,736,841	$ 77,222
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	934,412	603,479
Changes in operating assets and liabilities:
Accounts receivable	(5,392,366)	(978,571)
Inventories	(4,214,056)	1,391,497
Prepayments	(303,035)	271,587
Other current assets	(267,115)	21,939
Notes payable	(342,397)	1,268,762
Accounts payable	796,976	2,521,724
Advances from customers	(56,476)	(1,338,353)
Other payable	(1,328,535)	704,872
Deferred assets	(600,292)	8,581
Net Cash Provided by(Used in) Operating Activities	(8,036,043)	4,552,739

Cash Flows from Investing Activities:
Changes in restricted cash	(878,032)	638,428
Acquisition of property, plant and equipment	(900,971)	(6,604,453)
Purchase of intangible assets	(624,826)	(10,478)
Net Cash Used in Investing Activities	(2,403,829)	(5,976,503)
Cash Flows from Financing Activities:
Inception of bank loans, net	7,987,402	3,085,259
Capital contribution	2,009,573	3,742,428
Due to related parties	1,727,797	(3,616,964)

Net Cash Provided by Financing Activities	11,724,772	3,210,723

Net Change in Cash and Cash Equivalents	1,284,900	1,786,959

Effect of Exchange Rate Changes on Cash and Cash Equivalents	22,441	34,122

Cash and cash equivalents, beginning of period	2,150,605	396,352

Cash and cash equivalents, end of period	$ 3,457,946	$ 2,217,433

Supplementary Cash Flows Disclosures
Interest paid	$ 417,279	$ 75,234
Income taxes paid	$ 9,416	$ -

The accompanying notes are an integral part of these financial statements.

               MaxRay Optical Technology Co., Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended March 31, 2010

(Unaudited)

1)

ORGANIZATION AND PRINCIPAL ACTIVITIES

MAXRAY OPTICAL TECHNOLOGY CO., LTD., (formerly Amber Optoelectronics Inc.) (the “Company”) is a Delaware corporation organized on January 25, 2007. The Company conducts its business through its subsidiary named as MAXRAY OPTICAL TECHNOLOGY (FUJIAN) CO. LTD., and the reverse merger was completed on December 15, 2009.

MAXRAY OPTICAL TECHNOLOGY (FUJIAN) CO., LTD., was established in Photoelectric Park, Rongqiao Economic and Technological Development Zone Fuqing, Fujian, China on March 8th, 2007.

The Company and its subsidiary are mainly engaged to develop, design, produce on new flat panel display devices, liquid crystal display products, including modules and parts. The Company has won credit from world leading manufactures on LCM assembly services including backlight module assembling for LCD TV and monitors, and its related parts.

Their major customers such as JIELIAN Electronics Co., Ltd,, HUAYING Video Co., Ltd, and HENGSHENG electric Co., Ltd, whose parent are publicly listed companies in Hong Kong or Taiwan.

2)

BASIS OF PRESENTATION

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

MAXRAY OPTICAL TECHNOLOGY (FUJIAN) CO., LTD. is the accounting acquirer and as the result, the accompanying condensed financial statements contain:

•

Through December 15, 2009, the assets, liabilities, results of operations and cash flows of MAXRAY OPTICAL TECHNOLOGY (FUJIAN) CO., LTD.

•

For the period from December 16, 2009 through March 31, 2010, the assets, liabilities, results of operations and cash flows of MAXRAY OPTICAL TECHNOLOGY (FUJIAN) CO., LTD., and the Company.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated financial statements may not be the same as those for the full year.

3)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised statements. Revised financial statements include financial statements revised as a result of either correction of an error or retroactive application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. Adoption of ASU 2010-09 did not have a material effect on the Company’s financial statements.

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

In June 2009, the FASB issued ASC 105-10 (Prior authoritative literature: SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105-10 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105-10 on its financial statements did not have a material effect.

4)

INVENTORIES

The Company’s inventories as at March 31, 2010 are summarized as follows:

	March 31,	June 30,
	2010	2009
	(unaudited)
Raw materials	$7,093,754	$2,895,283

Work in progress	24,244	-
Finished goods	154,406	163,065

Total Inventories	$7,272,404	$3,058,348

5)

DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

a)

Due to Related Parties

	March 31,	June 30,
	2010	2009
	(unaudited)
Max Great Technology Co., Ltd.	$385,684	$67,851
Shareholders	2,234,026	824,710
Max Chance Limited	319,752	319,104

Total Due to Related Parties	$2,939,462	$1,211,665

b)

Purchases from Related Parties

The Company’s purchases from related parties included whey protein powders from Max Great Technology Co., Ltd., as per below for the nine month period ended March 31, 2010 and March 31, 2009, respectively.

	Nine Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Max Great Technology Co., Ltd.	$1,046,290	$197,908

Purchases from Related Parties	$1,046,290	$197,908

6)

PROPERTY, PLANT AND EQUIPMENT - NET

	March 31,	June 30,
	2010	2009
	(unaudited)

Property, plant and equipment, cost:
Buildings	$12,170,998	$12,112,076
Plant and machinery	6,782,999	5,937,932
Office equipment and furnishings	169,268	159,598
Motor vehicles	120,690	94,244
Others	142,909	122,208

Total cost	$19,386,864	$18,426,058

Less: Accumulated depreciation:
Buildings	$684,233	$272,120
Plant and machinery	1,307,621	799,106
Office equipment and furnishings	59,076	37,062
Motor vehicles	39,455	26,652
Others	40,639	22,836

Total cost	$2,131,024	$1,157,776

Property, plant and equipment, net	$17,255,840	$17,268,282

The Company recorded depreciation and amortization expense of $327,975 for the nine month period ended March 31, 2010.

7)

LICENSE RIGHTS - NET

	March 31,	June 30,
	2010	2009
	(unaudited)
License rights, cost	$630,000	$-
Less: Accumulated amortization	34,500	-

Total License Rights, net	$595,500	$-

The Company recorded amortization expense of $8,250 for the nine month period ended March 31, 2010.

8)

LAND USE RIGHTS - NET

	March 31,	June 30,
	2010	2009
	(unaudited)
Land Use Rights, cost	$976,416	$974,591
Less: Accumulated amortization	55,182	40,608

Land Use Rights, net	$921,234	$933,983

The Company recorded amortization expense of $14,647 for the nine month period ended March 31, 2010.

9)

COMMITMENTS AND CONTINGENCIES

None

10)

SUBSEQUENT EVENTS

The investment of $1,500,000 United States dollars from the shareholder was received on April 15, 2010.

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Results of Operations

The following represents condensed consolidated pro forma revenue and earnings information for the three months and nine months ended March 31, 2010 and March 31, 2009, as if the recapitalization had occurred on the first day of each of the years.

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Revenues	$ 17,461,007	$ 2,660,482	$ 27,551,774	$ 4,186,264

Net Income	$ 590,783	$ 984,113	$ 844,179	$ 496,568

Earnings per share	$ 0.02	$ 0.04	$ 0.03	$ 0.02

Weighted Average Shares Outstanding	26,728,850	25,728,850	26,228,850	25,728,850

THREE MONTHS PERIOD ENDED MARCH 31, 2010 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2009

Revenues

During the three months ended March 31, 2010 the Company generated revenues of $17,461,007 compared to $1,618,846 in the period ended March 31, 2009. The increase was driven primarily by an increased demand for our LCD TV and Monitor products manufactured and made ready for sale.  Customer demand was driven by significant technological improvements in quality and design.

Cost of Revenues

The Company incurred cost of revenues of $15,030,285 for the three month period ended March 31, 2010 and for the period March 31, 2009 was $1,568,826 which resulted in an increase of $13,461,459. The increase is comprised primarily by significant increase in demand for products due to market expansion and the write-off of research and development costs.

Operating

Total sales operating expenses for the three months ended March 31, 2010 was $79,676 compared to $20,951 for the same period in 2009.  The additional costs resulted in an increase in sales directly related to the expansion of our marketing campaign.

General and Administrative

In the three month period ended March 31, 2010, general and administrative expenses increased by $263,714 to $546,617 versus $282,903 incurred over the same period in 2009. The increase is driven primarily due to expansion of operations and build-up of administration and finance departments.

Financial

Our financial expenses for the three month period ended March 31, 2010, increased over the same period in 2009 by $199,980.  The increase is driven primarily due to our recent expansion and expanded marketing efforts.

Other Income/Expenses

In the three months ended March 31, 2010, the Company earned $32,043 in other operating income resulting in an increase of $10,560 in other operating expense over the same period in 2009.

Income Taxes

During the three month period ended March 31, 2010, we recorded a provision for income taxes of $9,418 due to an increase in revenues and current net income results.

Net Income

The Company recorded a net income for the three month period ended March 31, 2010 of $1,615,093. The net income increased by $1,881,696 compared to the same period in 2009.  It is anticipated that this trend will continue into the next quarter due to the initiatives invested in production for our product lines and our commitment to ongoing sales and marketing activities.

Results of Operations

NINE MONTHS PERIOD ENDED MARCH 31, 2010 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2009

 Revenues

During the nine months period ended March 31, 2010 the Company generated revenues of $45,011,824 compared to $4,581,671 in the period ended March 31, 2009. The increase is driven primarily by increased demand for those products incorporating significant technological improvements in quality and design.

Cost of Revenues

The Company incurred cost of revenues of $40,104,160 for the nine month period ended March 31, 2010 compared to $5,011,603 for the same period ended March 31, 2009 which resulted in an increase of $35,092,557. The increase is comprised primarily by significant increase in demand for products due to market expansion and the write-off of research and development costs.

Operating

Total operating expenses for the nine months ended March 31, 2010 was $139,830 compared to $39,222 for the same period in 2009.  The additional costs resulted in an increase in sales directly related to the expansion of our marketing campaign.

General and Administrative

In the nine month period ended March 31, 2010, general and administrative expenses increased by $972,518 to $1,550,230 versus $577,712 incurred over the same period in 2009. The increase is driven primarily due to expansion of operations and build-up of administration and finance departments.

Financial

Our financial expenses for the nine months ended March 31, 2010, increased by $549,451 over the same period in 2009. The increase was due primarily to increase in funding current assets such as inventory, from the Company’s increased lines of credit.

Income Taxes

During the nine month period ended March 31, 2010, we recorded a provision for income taxes of $9,415 due to an increase in revenues and current net income results.

Net Income

The Company recorded a net income for the nine month period ended March 31, 2010 of $2,611,269 resulting in an increase of $2,443,486 when compared to the same period in 2009.  It is anticipated that this trend will continue into the next quarter due to the initiatives invested in production for our product lines and our commitment to aggressive sales and marketing activities.

Liquidity and Capital Resources

At March 31, 2010, the Company has cash and cash equivalents of $3,457,123, an increase of $1,306,518 over the same period in 2009. The increase in cash and cash equivalents is due to a significant increase in revenues over the same nine-month period a year ago, in large part driven by increased profit margins across all product lines. As well, there has been a significant reduction in investment in research and development expenses as the product lines into which these costs were invested in, have now reached commercial viability, are generating positive cash flow and contributing to the Company’s overall profit margins.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of ongoing profits, cash on hand, access to a negotiated in place line-of-credit of $15,000,000 United States dollars. The line-of-credit is secured by a general pledge of the Company’s current assets. As at March 31, 2010, the Company has not yet required the use of the line-of-credit.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.

CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended March 31, 2010.  Based on this evaluation, our President and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

None

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

Dated:  May 24, 2010

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

Date:  May 24, 2010                                                                               /s/

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

Date:  May 24, 2010                                                                                    /s/

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD., (the “Company”) on Form 10Q for the nine month period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Campana, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                     /s/

Name:  John Campana

Title:    President

Date:    May 24, 2010

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD., (the “Company”) on Form 10Q for the nine month period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                       /s/

Name:  George Parselias

Title:    Chief Financial Officer

Date:     May 24, 2010