Form 10-Q/A
period 2010-03-31
Maxray Optical Technology Co. Ltd.
filed 2010-06-04
CIK 1395695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment no 1)

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

PART I - FINANCIAL INFORMATION

Statements in this Form 10-Q/A Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q/A Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q/A Quarterly Report, except as required by law.

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

MaxRay Optical Technology Co., Ltd.
Consolidated Statements of Operation and Comprehensive Income
(unaudited)

	FOR THE NINE MONTHS ENDED
	MARCH 31,
	2010	2009

Net Sales	$ 45,012,213	$ 4,581,671
Cost of sales	(40,104,202)	(5,011,603)
Gross Profit(Loss)	4,908,011	(429,932)
Other Items
Other Operating Income	60,019	1,245,316
Operating expenses	(167,573)	(39,222)
General and Adminstrative expenses	(1,484,349)	(577,712)
Financial expenses	(507,268)	(135,401)
Total Operating Income	2,808,840	63,049
Subsidy income	60,388	15,123
Non-operating expenses, net	(122,969)	(950)
Net Income before income taxes	2,746,259	77,222
Income taxes	9,418	-
Net Income	$ 2,736,841	$ 77,222
Other Comprehensive Income	22,441	34,123
Comprehensive Income	$ 2,759,282	$ 111,345

Earnings per share - Basic and diluted	$ 0.14	$ 0.01
Weighted Average number of shares outstanding	19,864,425	8,000,000

The accompanying notes are an integral part of these financial statements.

MaxRay Optical Technology Co., Ltd.
Consolidated Statements of Cash Flow
(unaudited)	FOR THE NINE MONTHS ENDED
	MARCH 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$ 2,736,841	$ 77,222
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	934,412	603,479
Changes in operating assets and liabilities:
Accounts receivable	(5,392,366)	(978,571)
Inventories	(4,214,056)	1,391,497
Prepayments	(303,035)	271,587
Other current assets	(267,115)	21,939
Notes payable	(342,397)	1,268,762
Accounts payable	796,976	2,521,724
Advances from customers	(56,476)	(1,338,353)
Other payable	(1,328,535)	704,872
Deferred assets	(600,292)	8,581
Net Cash Provided by(Used in) Operating Activities	(8,036,043)	4,552,739
Cash Flows from Investing Activities:
Changes in restricted cash	(878,032)	638,428
Acquisition of property, plant and equipment	(900,971)	(6,604,453)
Purchase of intangible assets	(624,826)	(10,478)
Net Cash Used in Investing Activities	(2,403,829)	(5,976,503)
Cash Flows from Financing Activities:
Inception of bank loans, net	7,987,402	3,085,259
Capital contribution	2,009,573	3,742,428
Due to related parties	1,727,797	(3,616,964)

Net Cash Provided by Financing Activities	11,724,772	3,210,723

Net Change in Cash and Cash Equivalents	1,284,900	1,786,959

Effect of Exchange Rate Changes on Cash and Cash Equivalents	22,441	34,122

Cash and cash equivalents, beginning of period	2,150,605	396,352

Cash and cash equivalents, end of period	$ 3,457,946	$ 2,217,433

Supplementary Cash Flows Disclosures
Interest paid	$ 417,279	$ 75,234
Income taxes paid	$ 9,416	$ -

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

	Nine Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Max Great Technology Co., Ltd.	$1,046,290	$197,908

Purchases from Related Parties	$1,046,290	$197,908

6)

PROPERTY, PLANT AND EQUIPMENT - NET

	March 31,	June 30,
	2010	2009
	(unaudited)

Property, plant and equipment, cost:
Buildings	$12,170,998	$12,112,076
Plant and machinery	6,782,999	5,937,932
Office equipment and furnishings	169,268	159,598
Motor vehicles	120,690	94,244
Others	142,909	122,208

Total cost	$19,386,864	$18,426,058

Less: Accumulated depreciation:
Buildings	$684,233	$272,120
Plant and machinery	1,307,621	799,106
Office equipment and furnishings	59,076	37,062
Motor vehicles	39,455	26,652
Others	40,639	22,836

Total cost	$2,131,024	$1,157,776

Property, plant and equipment, net	$17,255,840	$17,268,282

The Company recorded depreciation and amortization expense of $327,975 for the nine month period ended March 31, 2010.

7)

LICENSE RIGHTS - NET

	March 31,	June 30,
	2010	2009
	(unaudited)
License rights, cost	$630,000	$-
Less: Accumulated amortization	(34,500)	-

Total License Rights, net	$595,500	$-

The Company recorded amortization expense of $8,250 for the nine month period ended March 31, 2010.

8)

LAND USE RIGHTS - NET

	March 31,	June 30,
	2010	2009
	(unaudited)
Land Use Rights, cost	$976,416	$974,591
Less: Accumulated amortization	55,182	40,608

Land Use Rights, net	$921,234	$933,983

The Company recorded amortization expense of $14,647 for the nine month period ended March 31, 2010.

9)

COMMITMENTS AND CONTINGENCIES

None

10)

SUBSEQUENT EVENTS

The investment of $1,500,000 United States dollars from the shareholder was received on April 15, 2010.

ITEM  2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q/A for the three months ended March 31, 2010, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Results of Operations

The following represents condensed consolidated pro forma revenue and earnings information for the three months and nine months ended March 31, 2010 and March 31, 2009, as if the recapitalization had occurred on the first day of each of the years.

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Revenues	$ 17,461,007	$ 1,618,846	$ 45,012,213	$ 4,581,671

Net Income(loss)	$ 1,740,318	$ (357,221)	$ 2,736,841	$ 77,222

Earnings per share	$ 0.05	$ (0.04)	$ 0.14	$ 0.01

Weighted Average Shares Outstanding	31,728,850	8,000,000	19,864,425	8,000,000

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

Operating

Total sales operating expenses for the three months ended March 31, 2010 was $107,416 compared to $20,951 for the same period in 2009.  The additional costs resulted in an increase in sales directly related to the expansion of our marketing campaign.

General and Administrative

In the three month period ended March 31, 2010, general and administrative expenses increased by $197,821 to $480,724 versus $282,903 incurred over the same period in 2009. The increase is driven primarily due to expansion of operations and build-up of administration and finance departments.

Financial

Our financial expenses for the three month period ended March 31, 2010, increased over the same period in 2009 by $22,290.  The increase is driven primarily due to our increased bank loan.

Other Income/Expenses

In the three months ended March 31, 2010, the Company earned $32,043 in other operating income resulting in an increase of $10,560 in other operating expense over the same period in 2009.

Income Taxes

During the three month period ended March 31, 2010, we recorded a provision for income taxes of $9,418 due to an increase in domestic revenues and current net income results.

Net Income

The Company recorded a net income for the three month period ended March 31, 2010 of $1,740,318. The net income increased by $2,097,539 compared to the same period in 2009.  It is anticipated that this trend will continue into the next quarter due to the initiatives invested in production for our product lines and our commitment to ongoing sales and marketing activities.

Results of Operations

NINE MONTHS PERIOD ENDED MARCH 31, 2010 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2009

 Revenues

During the nine months period ended March 31, 2010 the Company generated revenues of $45,012,213 compared to $4,581,671 in the period ended March 31, 2009. The increase is driven primarily by increased demand for those products incorporating significant technological improvements in quality and design.

Cost of Revenues

The Company incurred cost of revenues of $40,104,202 for the nine month period ended March 31, 2010 compared to $5,011,603 for the same period ended March 31, 2009 which resulted in an increase of $35,092,599. The increase is comprised primarily by significant increase in demand for products due to market expansion and the write-off of research and development costs.

Operating

Total operating expenses for the nine months ended March 31, 2010 was $167,573 compared to $39,222 for the same period in 2009.  The additional costs resulted in an increase in sales directly related to the expansion of our marketing campaign.

General and Administrative

In the nine month period ended March 31, 2010, general and administrative expenses increased by $906,637 to $1,484,349 versus $577,712 incurred over the same period in 2009. The increase is driven primarily due to expansion of operations and build-up of administration and finance departments.

Financial

Our financial expenses for the nine months ended March 31, 2010, increased by $371,867 over the same period in 2009. The increase was due primarily to increase in the Company’s lines of credit.

Income Taxes

During the nine month period ended March 31, 2010, we recorded a provision for income taxes of $9,418 due to an increase in domestic revenues and current net income results.

Net Income

The Company recorded a net income for the nine month period ended March 31, 2010 of $2,611,269 resulting in an increase of $2,443,486 when compared to the same period in 2009.  It is anticipated that this trend will continue into the next quarter due to the initiatives invested in production for our product lines and our commitment to aggressive sales and marketing activities.

Liquidity and Capital Resources

As of March 31, 200, the Company had cash and cash equivalents of $3,457,946.

Cash Flows from Operating Activities

Net cash used in operating activities was $8.0 million for the nine months ended March 31, 2010, as compared to net cash provided by operating activities of $4.6 million for the same period in the previous year. Net cash used in operating activities for the nine months ended March 31, 2010 was mainly due to net income of $2.7 million, non-cash items not affecting cash flows of $.9 million and a $11.7 million increase in working capital. The changes in working capital for the nine months ended March 31, 2009 were primarily related to $1.3 million decrease in other payables, $5.4 million increase in accounts receivable, and an increase of $4.2 million in inventories. In the nine months ended March 31, 2010, we spent $40.1 million in purchasing raw materials and other production materials.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.4 million for the nine months ended March 31, 2010, as compared to net cash used in investing activities of $6.0 million for the same period in the previous year. Cash invested in purchases of property, plant and equipment was $.9 million and $6.6 million for the nine months ended March 31, 2010, and 2009, respectively. The decrease is mainly due to the completion of major investing projects in plant expansion and production equipment and materials to meet current and anticipated product demand, and to materially increase our production capacity to fulfill our customers’ current and future order requirements. Restricted cash decreased by $.9 million for the nine months ended March 31, 2010 due to the release of cash deposit pledged for certain short-term loans which were repaid during the period, as compared to an increase of $.6 million for the same period in the previous year. Restricted cash represents cash deposited with banks as security against the issuance of bank notes, letters of credit for the import of raw materials and as pledges for certain short-term borrowings.

Cash Flows from Financing Activities

Net cash provided by financing activities was $11.7 million for the nine months ended March 31, 2010, as compared to $3.2 million for the same period in the previous year. Cash provided by financing activities during the nine months ended March 31, 2010 was primarily related to $8.0 million short-term loans from domestic banks in China, $1.7 million from related parties and $2.0 million in capital contributions. Net cash provided by financing activities for the nine month period ended March 31, 2009 was $3.1 million primarily an increase in short-term loans from banks in domestic China, $3.7 million increase from capital contributions offset by $3.6 million decrease in related party advances due to repayments.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report on Form 10-Q/A:

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

Dated:  June 4, 2010

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

1.   I have reviewed this quarterly report on Form 10-Q/A of MAXRAY OPTICAL TECHNOLOGY CO. LTD.

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

Date:  June 4, 2010                                                                               /s/

John Campana

President

Exhibit 31.2

CERTIFICATIONS

I, GEORGE PARSELIAS, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of MAXRAY OPTICAL TECHNOLOGY CO. LTD.

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

Date:  June 4, 2010                                                                                    /s/

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

Date:    June 4, 2010

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

Date:     June 4, 2010