Form 10-K
period 2010-06-30
Maxray Optical Technology Co. Ltd.
filed 2010-10-13
CIK 1395695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

Commission File Number

 333-147225

________________________________________________________

MAXRAY OPTICAL TECHNOLOGY CO. LTD.

(Exact Name of Registrant as Specified in its Charter)

_________________________________________________

Delaware                                                                                             N/A

                                              (State or Other Jurisdiction of                                                                                   (I.R.S. Employer

                                       Incorporation or Organization)                                                                             Identification Number)

5618 Tenth Line West, Unit 9

Mississauga, Ontario CANADA L5M 7L9

(905) 824-6200

(Registrant’s Telephone Number, Including Area Code)

___________________________________________

Securities registered pursuant to Section 12(g) of the Act:

$.001 par value common stock               Over the Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  N/A

There were 31,728,850 shares of the Registrant’s $0.001 par value common stock outstanding as of September 28. 2010

Documents incorporated by reference: none

THIS PORTON INTENTIONALLY LEFT BLANK

MAXRAY OPTICAL TECHNOLGY CO. LTD.

FORM 10-K INDEX

Part I

Page

Item 1

Description of Business

4

Item 1A                           Risk Factors

4

Item 1B

Unresolved Staff Comments

4

Item 2

Description of Property

5

Item 3

Legal Proceedings

5

Item 4

Reserved

5

Item 5

Market for Common Equity and Related Stockholder Matters

5

Part II

Item 6

Selected Financial Data

5

Item 7

Management Discussion and Analysis of Financial Condition

5

and Results of Operations

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

8

Item 8

Financial Statements and Supplementary Data

9

Item 9

           Changes in and Disagreements with Accountants on Accounting

           And Financial Disclosure

22

Item 9B

                         Other Information

23

Part III

Item 10

          Directors, Executive Officers and Corporate Governance

23

Item 11

          Executive Compensation

23

Item 12

          Security Ownership of Certain Beneficial Owners and

          Management and Related Stockholder Matters

23

Item 13                          Certain Relationships and Related Transactions, and Director

23

                                       Independence

Item 14

          Principal Accountant Fees and Services

24

Item 15

          Exhibits and Financial Statement Schedules

24

                                      Certifications

25

                                      Signatures

29

MAXRAY OPTICAL TECHNOLOGY CO. LTD.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Maxray Optical Technology Co. Ltd.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART 1

ITEM 1.

DESCRIPTION OF BUSINESS

The company was incorporated in Delaware on January 1, 2007 as Amber Optoelectronics Inc.  On the 6th day of May 2009, Amber Optoelectronics Co. Ltd. acquired from MaxGreat Technology Co. Ltd. their one hundred percent interest in Maxray Optical Technology (Fujiian) Co. Ltd. located in Fujian China.  On August 20, 2009, Amber Optoelectronics registered with the State of Delaware to change its name to Maxray Optical Technology Co. Ltd. (“Maxray”).

Maxray is an integrated service supplier. Our highly efficient production facility is guided by a professional management team overseeing a plant that is equipped with top quality automated production equipment. The company maintains a complete R&D department which is thoroughly experienced in manufacturing and assembling Liquid Crystal Monitors (LCM) and Back Lit Modules (BLU) products which assures our clients better service.

Maxray continues to invest in equipment upgrades that are vital to synchronizing with our customers’ expansion by increasing production capacity. Furthermore, in order to offer our customers higher value-added service; we reinforce after-sale services by expanding technical support to our customers.  This policy, employed by our company, continues to be very well received and embraced by our customer base.

Maxray proactively maintains its upstream and downstream supply chain relationships. By combining various production capacities and expanding operations, Maxray effectively controls the market dynamic. In production lines, besides LCM/BLU production and assembling, Maxray also sets up an integrated vertical supply-chain to control as many key techniques necessary to reduce production costs. From reducing the packing and shipping costs, to reducing runtime, all these efforts are compliant with the green production policy established within Maxray.  From the designing of the plant, to the initial earth-turning and onward, realizing automation on production lines was the core policy utilized when constructing our plants.

CUSTOMER BASE

Maxray supplies components to JIELIAN Electronics Co., Ltd, (TPV), HUAYING Video Co., Ltd, and HENGSHENG Electric Co., Ltd, whose parent companies are publicly, listed companies in Hong Kong or Taiwan.

EMPLOYEES

Currently, Maxray employs 596 full time workers.

ITEM 1A.

RISK FACTORS

Not applicable

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

DESCRIPTION OF PROPERTY

There is no private land ownership in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Maxray Optical Technology Co. Ltd. holds a fifty-year lease on its business and production facility which is located at Xihuan Road, Rongqiao Economic and Technological Development Zone Fuqing, Fujian China, covering approximately 55,388 m2.

 Maxray’s fully automated production stamping line completes the Cutting, Polishing, Forming and Printing in one continuous production operation.  Maxray’s Automated Production Process is capable of producing all three categories of the Back Light Module, LED Modules, Touch Panels and Notebooks plus a wide variety of products requested from special order customers.  Examples of Metal Stamping automation production are Liquid Crystal Monitors 500,000 units per month, Back Lit Units 600,000 units per month. Another example is automation production of Injection Molding units of 1,200,000 units per month. Maxray acquired ISO 9001 Certification in 2007 and ISO 14001 in 2008. In 2009, Maxray implemented dustless factory and production lines to assemble Touch Panels.

ITEM 3.

   LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

ITEM 4.

  (REMOVED AND RESERVED)

ITEM 5.

  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 24, 2010, Maxray Optical Technology Co. Ltd. received FINRA clearance to quote on the OTC Bulletin Board System (“OTCBB”) and also the Pink Quotation (“OTCQB”) under the symbol “MXOP”. As of the date of this report, there are no trade transactions to report.

ITEM 6.

  SELECTED FINANCIAL DATA

Not Required.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of our financial statements is in conformity with those accounting principles which require us to make judgments and estimates.  The judgments and estimates could have a significant effect on the consolidated financial statements.  Actual results could differ from those estimates. We periodically re-evaluate our judgments and estimates that are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

We believe that the following critical accounting policies set forth below involve the most significant judgments and estimates used in the preparation of our consolidated financial statements. We evaluate these policies on an ongoing basis, based upon consultation with experts, trends and other methods we consider reasonable.

Revenue Recognition

Revenue is determined by combining the value of the invoice, following the sale of goods and services, net of any value-added tax (“VAT”), discounts and returns. The Company defines their net sales return in gross revenue, i.e., the revenue shown in the income statement is the net sales. Revenue is recognized when the risks and rewards of ownership of the product has transferred to the buyer. Factors determining ownership are realized when convincing evidence of an arrangement exists, final delivery has occurred, the selling price was fixed and determinable, and collectability is probable. The inventory of stock and raw materials are specific to purchase orders based on the manufacturing schedule and the delivery timetable of the sales agreement. Domestic sales are recognized upon shipment of goods. Export sales are recognized upon goods clearing the customs. Revenue is also affected by the product mix.

Warranties

There are no warrantees attached to products ordered by Maxray Optical Technology Co. Ltd. customers. The contracts accepted by Maxray are manufactured according to engineering specifications provided by the customer.  Maxray only manufactures, or assembles, the parts according to the product specifications of the customer as detailed in the purchase order, or contract, without any exceptions or deviations allowed once accepted.

Product Returns

In order to prevent any defective goods-in-process, Maxray executes very precise inspections on the final product and exercises diligent quality control following every step in the production process. The internal quality control examinations are jointly conducted by Maxray specialists and customer trained inspectors prior to final shipment of the order. In general there are no returns once the products have been cleared for shipment. Maxray does not include a policy, regarding the return of defective products, into the sales contracts.

Results of Operations

The following represents condensed consolidated pro forma revenue and earnings information for the fiscal year ended June 30, 2010 and June 30, 2009, as if the recapitalization had occurred on the first day of each of the years.

Twelve months ended
	June 30,	June 30,
	2010	2009
Revenue	$ 68,061,360	$ 11,522,875
Gross Profit	$ 6,066,416	$ 554,428
Net Income	$ 2,726,776	$ 141,097
Earnings per share (Basic & diluted)	$ 0.09	$ 0.01

Weighted average shares outstanding	28,967,206	25,728,850

THE FISCAL ENDED JUNE 30, 2010 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2009

Revenues

During the fiscal year ended June 30, 2010, the Company generated revenues of $68,061,360 compared to $11,522,875 in the same period ended June 30, 2009. Our significant increase in gross revenue was due to our introduction of touch panel assemblies. All other existing products experienced normal sales growth.

Gross Profits

For the fiscal year ended June 30, 2010, the company realized gross profits of $6,066,416 an increase in gross profits of $5,511,988 compared to the same period ended June 30, 2009. Our significant increase in gross profits was due to our introduction of touch panel assemblies. All other existing products experienced normal sales growth.

Cost of Revenues

The Company incurred cost of revenues of $61,994,944 for the fiscal year ended June 30, 2010 and for the same period ended June 30, 2009 was $10,968,447 which resulted in an increase of $51,026,497. The increase is comprised primarily by the increases in the component costs and production wages related to our increased sales of touch panel assemblies.

Operating

Total sales operating expenses for the fiscal year ended June 30, 2010 was $267,125 compared to $147,511 for the same period in 2009. The bulk of the increase was related to increases in transportation and delivery charges which are directly related to our considerable increase in sales and revenue growth.

General and Administrative

In the fiscal year ended June 30, 2010, general and administrative expenses increased by $842,896 to $1,924,402 versus $1,081,506 incurred over the same period in 2009. A substantial portion of general and administrative expenses were due to fees paid for professional services related to the company becoming a fully-reporting public entity. Other expenses grew in proportion as the employee numbers increased, which included wages, welfare fees, and miscellaneous expenses. Currently, our employee base consists of 46 administrative staff and 550 plant employees.

Financial

Our financial expenses for the fiscal year ended June 30, 2010, increased over the same period in 2009 by $506,524.  The major increase was due to increase in the banking fees and loan interest expenses.

Income Taxes

During the fiscal year ended June 30, 2010, the company recorded a provision for income taxes of $214,985 due to a significant increase in net income. The company recorded $191,526 taxes due for the fiscal year ended June 30,

2010. The company enjoys a 50% tax holiday which is calculated at 11% for the period January 1, 2010 to June 30, 2010.  The company tax rates, going forward, are 12% for the fiscal year ended June 30, 2011 and 12.5% for the fiscal year ended June 30, 2012 following adjustments for a 50% tax holiday benefit.

Net Income

The Company recorded a net income for the fiscal year ended June 30, 2010 of $2,726,776. Our basic and diluted earnings per share increased by $0.08 over the same period ended June 30, 2009 due to the significant increase in net income. The net income increased by $2,585,679 compared to the same period in 2009. It is anticipated that this trend should continue into the future due to our aggressive marketing team and the growth related to expanding product territories.  An upcoming growth spurt is also anticipated as purchase orders from our new larger customers are committed.

Liquidity and Capital Resources

As at June 30, 2010, the Company has cash and cash equivalents of $7,416,199, an increase of $5,264,771 over the same period in 2009.  The increase was due to the inception of bank financing necessary to support the cash demands during the period. The company has sufficient cash and financing to support operations and to satisfy our capital demands for the next 12 month fiscal period. The current inventory of the company, as of June 30, 2010, has a 0.9 month turnover which is considerably sufficient to supply the production demand and support our anticipated sales growth into the coming year.  Our current liquidity ratio is 0.99 which has improved, apparently due to our accounts payable realizing a longer due date and our receivables being collected over a shorter term, compared to the ratio of 0.86 last year ending June 30, 2009.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

THIS PORTON INTENTIONALLY LEFT BLANK

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA

Consolidated Financial Statements of

MAXRAY OPTICAL TECHNOLOGY CO., LTD.

As of June 30, 2010

Contents

Report of Independent Registered Public Accounting Firm

10

Financial Statements:

Balance Sheets

11

Statements of Income

12

Statements of Cash Flow

13

Statements of Owners Equity

14

Notes to Financial Statements

15

Certified Public Accountants| 280 Kenneth Drive, Suite 100 | Rochester, New York 14623 |585.427.8900 | EFPRotenberg.com

EFP

 ROTENBERG

what counts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MaxRay Optical Technology Co., Ltd

We have audited the accompanying consolidated balance sheets of MaxRay Optical Technology Co., Ltd as of June 30, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2010. MaxRay Optical Technology Co., Ltd's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MaxRay Optical Technology Co., Ltd as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

S/S

EFP Rotenberg, LLP

Rochester, New York

October 6, 2010

MaxRay Optical Technology Co., Ltd.

Consolidated Statements of Income and Comprehensive Income

	FOR THE YEARS ENDED			
		JUN 30		JUN 30
		2010		2009
Net Sales	$	68,061,360	$	11,522,875
Cost of sales		(61,994,944)		(10,968,447)
Gross Profit		**6,066,416**		**554,428**
Other Operating Income		18,944		1,264,885
Operating expenses		(267,125)		(147,511)
General and Adminstrative expenses		(1,924,402)		(1,081,506)
Financial expenses		(932,537)		(462,016)
Total Operating Income		**2,961,296**		**128,280**
Subsidy income		86,152		15,125
Non-operating income		31,998		-
Non-operating expenses, net		(137,685)		(2,308)
Net Income before income taxes		**2,941,761**		**141,097**
Income taxes		214,985		-
Net Income	$	**2,726,776**	$	**141,097**
Other Comprehensive Income		210,214		63,466
Comprehensive Income	$	**2,936,990**	$	**204,563**
Earnings per share - Basic and diluted	$	**0.09**	$	**0.01**
Weighted Average number of shares outstanding		**28,967,206**		**25,728,850**

(The accompanying notes are an integral part of the financial statements)

MaxRay Optical Technology Co., Ltd.
Consolidated Statements of Cash Flow

		FOR THE YEARS ENDED		
		JUN 30 2010		JUN 30 2009
Cash Flows from Operating Activities:				
Net income	$	2,726,776	$	141,097
Adjustments to reconcile net income to net cash provided by operating activities:				
Depreciation and amortization		1,519,482		979,898
Imputed interest expense		28,356		116,314
Changes in operating assets and liabilities:				
Accounts receivable		(12,375,536)		(3,773,494)
Inventories		(1,719,048)		(1,208,164)
Prepayments		(2,501,667)		1,638,861
Deferred expense		(149,966)		-
Other current assets		63,109		(80,703)
Notes payable		(3,077,721)		1,825,901
Accounts payable		243,958		3,183,268
Advances from customers		(56,476)		(1,293,196)
Other payable		1,818,010		1,086,330
Deferred assets		(798,932)		(437,913)
Net Cash (Used in) Provided by Operating Activities	$	**(14,279,656)**	$	**2,178,199**
Cash Flows from Investing Activities:				
Changes in restricted cash	$	(391,072)	$	(735,988)
Acquisition of property, plant and equipment		(1,045,252)		(6,608,639)
Purchase of intangible assets		(26,695)		(4,521)
Net Cash Used in Investing Activities	$	**(1,463,019)**	$	**(7,349,148)**
Cash Flows from Financing Activites:				
Inception of bank loans, net	$	18,150,815	$	6,625,772
Issuance of common stock		6,000		-
Capital contribution		2,812,856		3,742,428
Due to related parties		(40,232)		(3,483,572)
Net Cash Provided by Financing Activities	$	**20,929,439**	$	**6,884,628**
Net Change in Cash and Cash Equivalents	$	**5,186,764**	$	**1,713,679**
Effect of Exchange Rate Changes on Cash and Cash Equivalents		77,999		41,397
Cash and cash equivalents, beginning of year		2,151,428		396,352
Cash and cash equivalents, end of year	$	**7,416,191**	$	**2,151,428**
Supplementary Cash Flows Disclosures				
Interest paid	$	453,039	$	375,925
Income taxes paid	$	9,417	$	-

(The accompanying notes are an integral part of the financial statements)

MaxRay Optical Technology Co., Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended June 30, 2010

1)

ORGANIZATION AND PRINCIPAL ACTIVITIES

MAXRAY OPTICAL TECHNOLOGY CO., LTD., (formerly Amber Optoelectronics Inc.) (the “Company”) is a Delaware corporation organized on January 25, 2007. The Company conducts its business through its subsidiary named as MAXRAY OPTICAL TECHNOLOGY (FUJIAN) CO. LTD., and a reverse merger was completed on December 15, 2009.

MAXRAY OPTICAL TECHNOLOGY (FUJIAN) CO., LTD., was established in Photoelectric Park, Rongqiao Economic and Technological Development Zone Fuqing, Fujian, China on March 8, 2007.

The Company and its subsidiary are mainly engaged to develop, design, produce new flat panel display devices and liquid crystal display products, including modules and parts.

The Company’s major customers include JIELIAN Electronics Co., Ltd, (TPV), HUAYING Video Co., Ltd, and HENGSHENG Electric Co., Ltd, whose parent companies are publicly listed companies in Hong Kong or Taiwan.

2)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

B.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

C.	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased.

D.	Restricted cash

Restricted cash are bank demand deposits used as security for letter of credits and short-term borrowings. It is used by the Company as a short term instrument to reduce financing cost.

E.	Accounts receivable

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for accounts receivable are reserved for the fiscal years ended June 30, 2010 and 2009, as management’s evaluation determined that all accounts receivable are fully collectible. The accounts receivable were pledged to secure short-term loans as of June 30, 2010 and 2009.

F.	Inventories

Inventories including finished goods are stated at the lower of cost or market. Cost is calculated on the moving-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates market of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds market. Potential losses from obsolete and slow-moving inventories are recorded when identified. Market is current replacement cost, which does not exceed the net realizable value, that is, estimated selling price in the ordinary course of business less reasonable predictable cost of completion and disposal, and is not less than net realizable value reduced by an allowance for normal profit margin.

G.	Land use rights, net

There is no private land ownership in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are amortized using the straight-line method over the lease term of 50 years.

H.	Property, plant and equipment, net

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. The useful lives for property, plant and equipment are as follows:

	Building	20 years
	Plant and machinery	10 years
	Office equipment and furnishings	5 years
	Motor vehicles	5 years
	Other	5 years

I.	Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

J.	Deferred Assets

Deferred assets represent mainly the moulds for specific customers, plus the membership and others. Deferred assets are measured initially at cost. Deferred assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably. After initial recognition, deferred assets are measured at cost less any impairment losses. Deferred assets are amortized on a straight-line basis over their useful lives, usually 5 years. Deferred assets consisted of the following as of June 30, 2010 and 2009:

The Company recorded $230,560 and $ $26,170 amortization expenses in June 30, 2010 and 2009, respectively.

K.	Intangible Assets

Intangible assets represent mainly the computer software. Intangible assets are measured initially at cost. Intangible assets are recognized if it is probable that the future economic benefits that are attributable to the asset will flow to the enterprise and the cost of the asset can be measured reliably. After initial recognition, intangible assets are measured at cost less any impairment losses. Intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives.

L.	Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

M.	Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

N.

Income Taxes

Income taxes of the Company are calculated in accordance with taxation principles currently effective in the PRC. The Company accounts for income taxes in accordance with FASB ASC 740-10 (Prior authoritative literature: Statement of Financial Accounting Standard No. 109), “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

A company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. Effective on January 1, 2008, the PRC EIT Law imposes a unified enterprise income tax rate of 25% on all domestic enterprises and foreign-invested enterprises unless they qualify for certain tax incentives. Under the this EIT Law, enterprises that were established and already enjoyed preferential tax treatments before March 16, 2007 will continue to enjoy them (i) in the case of reduced tax rates, for a period of five years from January 1, 2008, subject to certain phase-out rules, or (ii) in the case of fixed-term tax holidays, until the expiration of such term.

 The Company is a foreign-invested production enterprise set up on March 8, 2007, which is before March 16, 2007. Therefore the Company is exempted from income tax in the 1st and 2nd years and allowed a 50% reduction in the 3rd to 5th years from the year beginning to make profit. The Company started its production in July 2007 and made profit in 2007. The Company’s tax year is on a calendar year. According to “Income Tax Law of the Peoples Republic of China for Enterprises with Foreign-Invested Enterprises and Foreign Enterprises” Rule No.77, any enterprise made profit in the first year while operated less than 6 months can select income tax exemption status from the next year. However, if selecting this option then the enterprise needs to pay income taxes for the net profit in the first year. The Company selected income exemption status from January 1, 2008 and paid income tax for 2007 calendar year net profit. The Company is exempted of income tax for calendar year 2008 and 2009, and pays half income taxes for calendar year 2010, 2011 and 2012, respectively 11%, 12%, 12.5%.

O.	Foreign currency translation

The reporting currency of the Company is United States Dollar (“US Dollar”).

The financial record of the Company is maintained in Renminbi (“RMB”) which is their functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date (6.8086 RMB to $1 USD), equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the year (6.83667 RMB to $1 USD). Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income in the statement of shareholders’ equity.

The foreign currency translation gain, as reflected in other comprehensive income, $210,214 and $63,466 for the fiscal years ended June 30, 2010 and 2009, respectively.

P.	Revenue recognition

Revenue from the sale of goods is recognized when the risks and rewards of ownership of the goods have transferred to the buyer including factors such as when persuasive evidence of an arrangement exits, delivery has occurred, the sales price is fixed and determinable, and collectibility is probable. Revenue consists of the invoice value for the sale of goods and services net of value-added tax (“VAT”), discounts and returns. The Company nets sales return in gross revenue, i.e., the revenue shown in the income statement is the net sales.

Q.	Government subsidies

Government grants for revenue and/or expenses are recognized in income when the related revenue and/or expense are received or incurred. Government grants related to property, plant, and equipment will be netted against the depreciation expense of the related assets over the useful lives of these assets. Government subsidies relating to specific borrowings are recorded as an offset to the interest expense over the term of these borrowings. Unrestricted government subsidies from local governmental agencies allowing the Company full discretion in the fund utilization were $86,152 and $15,125 for the fiscal years ended June 30, 2010 and 2009, respectively, and were recorded in the statements of operation.

R.	Comprehensive income (loss)

The Company has adopted the provisions of FASB ASC 2210-10 (Prior authoritative literature: Statement of Financial Accounting Standards No. 130), “Reporting Comprehensive Income”. FASB ASC 220-10 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. FASB ASC 220-10 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to accumulated foreign currency translation.

S.	Fair value of financial instruments

The carrying value of financial instruments including cash, receivables, payables, and short-term loans, approximates their fair value at June 30, 2010 and 2009 due to the relatively short-term nature of these instruments. The carrying value of long-term debt approximates its fair value as it bears variable interest rate which reflects the current market yield level for comparable loans.

T.	Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations with respect to the financial condition of its creditors, but does not require collateral. In order to determine the value of the Company’s accounts receivable, the Company records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectibility of outstanding accounts receivable.

3)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued ASC 855-10 (Prior authoritative literature: SFAS 165, "Subsequent Events"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855-10 provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date  in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. As such, the Company is required to adopt this standard in the current period. Adoption of ASC 855-10 did not have a significant effect on the Company’s consolidated financial statements.

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

4)

PREPAYMENT

Prepayments consisted of the following as of June 30, 2010 and 2009:

	June 30,	June 30,
	2010	2009
Raw material suppliers	$3,413,825	$1,006,302
Equipment purchase	306,027	137,986
Others	18,202	92,099

Total Prepayments	$3,738,054	$1,236,387

The prepayments are the short term deposits paid to suppliers for purchasing products (raw materials and equipment) and are not interest bearing.

5)

INVENTORIES

The Company’s inventories as at June 30, 2010 and 2009 are summarized as follows:

	June 30,	June 30,
	2010	2009
Raw materials	$3,058,206	$2,895,283
Finished goods	1,719,190	163,065

Total Inventories	$4,777,396	$3,058,348

6)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following on June 30, 2010 and 2009:

	June 30,	June 30,
	2010	2009

Property, plant and equipment, cost:
Buildings	$12,220,156	$12,112,076
Plant and machinery	7,237,686	6,257,638
Office equipment and furnishings	181,415	159,598
Motor vehicles	121,178	94,244
Others	140,962	122,208
Total cost	$19,901,397	$18,745,764

Less: Accumulated depreciation:
Buildings	$824,086	$272,120
Plant and machinery	1,477,793	837,870
Office equipment and furnishings	67,019	37,062
Motor vehicles	45,067	26,652
Others	47,058	22,836
Total cost	$2,461,023	$1,196,540
Property, plant and equipment, net	$17,440,374	$17,549,224

The depreciation expense charged to operations is recorded as $1,196,324 and $866,162 for the twelve month periods ended June 30, 2010 and 2009 respectively.

Capitalized interest expense on construction in progress was $0 and $129,592 for the years ended June 30, 2010 and 2009 respectively. The construction in progress was completed and transferred to fixed assets before June 30, 2009.

The Company has pledged certain of its property, plant and equipment as collateral to secure bank financing with financial institutions in the People’s Republic of China. The amounts of fixed assets pledges at cost were approximately $12 million as of June 30, 2010 and 2009.

7)

LICENSE RIGHTS - NET

	June 30,	June 30,
	2010	2009
License rights, cost	$630,000	$630,000

Less: Accumulated amortization	51,375	18,375

Total License Rights, net	$578,625	$611,625

The Company recorded amortization expense of $31,807 for the twelve month period ended June 30, 2010.

8)

LAND USE RIGHTS - NET

	June 30,	June 30,
	2010	2009
Land Use Rights, cost	$976,416	$974,591
Less: Accumulated amortization	56,365	40,608

Land Use Rights, net	$920,051	$933,983

The Company recorded amortization expense of $19,530 and $19,492 for the fiscal periods ended June 30, 2010 and 2009, respectively. The Company has pledged its Land Use Rights as collateral to secure bank loans with financial institutions in the People’s Republic of China. The amounts of Land Use Rights pledged at cost were $1 million as of June 30, 2010 and 2009, respectively.

9)

SHORT TERM LOANS

At June 30, 2010 and 2009, the Company had short-term loans from banks in the amounts of $24,015,968 and $5,157,418, respectively, bearing interest rates ranging from 2.43% to 5.85% per annum. The loans are secured with the pledge of certain fixed assets, land use rights and accounts receivable. The Company had $2.51 million of unused secured line of credit at June 30, 2010.

10)

NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2010 and 2009:

	June 30,	June 30,
	2010	2009
Bank acceptance notes	$-	$2,694,934
Commercial acceptance notes	-	382,787

Total notes payable	$-	$3,077,721

11)

OTHER PAYABLES

Other payables consisted of the following as of June 30, 2010 and 2009:

12)

LONG-TERM DEBT DUE WITHIN ONE YEAR

The Company borrowed the loan from FUJIAN HAIXA BANK with the collaterals of the Company’s building and land use rights on March 6, 2009.

The total amount of the loan was RMB 30 million ($4,379,562 United States dollars). RMB 5 million of the loan was repaid on March 6, 2010, and RMB 25 million, ($3,671,827 United States dollars), is due to be paid on December 27, 2010.

13)

OTHER OPERATING INCOME

Other operating income is comprised of rental fees covering the period July 1, 2009 through to June 30, 2010 by renting one factory site to JIELIAN Electronics Co. Ltd.

Other operating income is summarized as the following for the twelve month periods ended June 30, 2010 and 2009, respectively:

	June 30,	June 30,
	2010	2009
Rental fees	$18,944	$56,564
Agent fees	-	1,208,321

Total other operating income	$18,944	$1,264,885

14)

DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

a)

Due to related parties

	June 30,	June 30,
	2010	2009
Max Great Technology Co., Ltd.	$435,194	$67,851
Shareholders	415,195	824,710
Max Chance Limited	321,044	319,104

Total Due to Related Parties	$1,171,433	$1,211,665

The amounts due to and from related parties are unsecured and non-interest bearing. There are no specific terms of repayment for any of the amounts.

b)

Related party transactions

In the fiscal years ended June 30, 2010 and 2009, respectively, the Company’s purchases from related parties included equipment, raw materials from MaxGreat Technology Co., Ltd., in the amounts of $1,461,617 and $373,024, respectively.

15)

COMMITMENTS AND CONTINGENCIES

None.

16)

MAINLAND CHINA CONTRIBUTION PLAN AND RESTRICTED NET ASSETS

a)

China Contribution Plan

Full-time employees of the Company in the People’s Republic of China (PRC), participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, and other welfare benefits are provided to employees. PRC labour regulations require the Company to accrue for these benefits based on certain percentages of the employee’s salaries. The total contribution for such employee benefits were $17,961 and $15,396, for the fiscal years ended June 30, 2010 and 2009, respectively.

b)

Restricted Net Assets

Relevant PRC statutory laws and regulations permit payments of dividends by the Company only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws and regulations require that annual appropriations of 10% if after-tax income should be set aside prior to payment of dividends as a general reserve fund.

17)

SUBSEQUENT EVENTS

The Company has evaluated the subsequent events through the consolidated financial statements issue date. No significant subsequent events have occurred from June 30, 2010 through the consolidated financial statements issue date.

_____________________________________________________________________________________________

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING     AND FINANCIAL DISCLOSURE

None

ITEM 9A.

CONTROLS AND PROCEDURES

Not Applicable

ITEM 9A.(T)

CONTROLS AND PROCEDURES

Expired

ITEM 9B.

OTHER INFORMATION

None

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                Set forth below is certain information concerning the directors and executive officers of the Company.

    Name

Age           Position

    John Campana                                       45         President, Chief Executive Officer and Director

   George Parselias                                   42         Secretary, Treasurer, Chief Financial Officer and Director

Biographies

   Mr. Campana is a skilled executive who was employed as Vice President Sales and Marketing by Star Navigation Systems Group Inc., a public company specializing in aeronautical data transfer via satellite. John was also employed as Vice President of Sales for Solution Inc, a provider of software based technologies for the internet.  From 1996 to 2004, he served as an executive for 3Com Corporation; initially as the Director of Customer Service & Sales, followed by three years as North American Director of Business Development. John has a thorough understanding of the sales cycle, sales process and customer relationship management. These skills, combined with on-the job experience in technology solutions, networking products, software and customer service has honed his executive abilities. John has enjoyed numerous business relationships that span many diversified sectors including government, aerospace, financial, medical and personal growth through education. John holds a Marketing Diploma from Ryerson Polytechnical Institute (Ryerson University, Toronto CANADA) and Technical Certifications in LAN Switching Technology, VOIP, ATM and Router.

  George Parselias holds a Bachelor of Arts in Economics and both his Certified Management Accountant and Certified General Accountant accounting designations.  While with a major Canadian financial services company, he was instrumental in creating, forecasting and projection models for all business segments and summary five-year projection models.  His success drew him to their US operation where he managed their US lease portfolio, valued at $250MM in revenues and $400MM in assets.  As Chief Financial Officer, Mr. George Parselias is responsible for all operations including financial management and administrative function of the corporation, including finance, planning and budgeting, accounting and reporting.

ITEM 11.

EXECUTIVE COMPENSATION

None of our executives have received any compensation during the fiscal year ending June 30, 2010.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Name of Beneficial Owner                            Number of Shares Beneficially Owned                    Percentage of Outstanding Common Stock Owned

John Campana                                                      200,000                                                                        0.006

George Parselias                                                   200,000                                                                        0.006

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR   INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2010 and 2009-2008, we were billed by our accountants, EFP Rotenberg LLP, approximately $30,000 for the year ended June 30, 2010 and $48,000 for the years ended June 30, 2009 and 2008 for audit and review fees associated with our 10-K and 10-Q filings.

Audit-Related Fees

All audit-related fees were included in the audit fees as detailed above.

Tax Fees

During 2010 and 2009-2008, we were billed by our accountants, EFP Rotenberg LLP, approximately $0 and $0 for tax work.

All Other Fees

During 2010 and 2009-2008, we were billed by our accountants, EFP Rotenberg LLP, approximately $0 and $0 for other work.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) A list of the financial statements filed as a part of this report is set forth in Item 8 on page 8 and is incorporated herein by reference.

(2) Financial Statement Schedules:

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3) Exhibits:

The information required by this Item 15(a)(3) is not applicable as there are no management contracts or compensatory arrangements to be filed as an exhibit to this form pursuant to Item 15 (b) of this report.

INDEX TO EXHIBITS

Exhibit No.                                  Description

31.1

31.1                             Rule 13(a)-14(a)/15(d)-14(a) Certification of President

31.2                             Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.2                               Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.3                               Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the    Sarbanes-Oxley Act of 2002 of Chief Financial Officer

  Exhibit 31.1

CERTIFICATIONS

I,  JOHN CAMPANA, President, certify that:

1.   I have reviewed this annual report on Form 10-K of MAXRAY OPTICAL TECHNOLOGY CO. LTD.

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

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this annual report (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

Date:  October 6, 2010                                                                               /s/

John Campana

President

    Exhibit 31.2

CERTIFICATIONS

I,  GEORGE PARSELIAS, Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of MAXRAY OPTICAL TECHNOLOGY CO. LTD.

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

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this annual report (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

Date:  October 6, 2010                                                                                    /s/

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD., (the “Company”) on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Campana, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                     /s/

Name:  John Campana

Title:    President

Date:    October 6, 2010

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD., (the “Company”) on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                       /s/

Name:  George Parselias

Title:    Chief Financial Officer

Date:     October 6, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 6, 2010                                BY:  /S/ John Campana

                                                                                                   President, Chief Executive Officer and Director

           Dated:  October 6, 2010                                BY:  /S/ George Parselias

                                                                          Secretary/Treasurer, Chief Financial Officer and Director

29