Form 10-K/A
period 2010-06-30
Maxray Optical Technology Co. Ltd.
filed 2010-11-12
CIK 1395695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

S/S

EFP Rotenberg, LLP

Rochester, New York

October 6, 2010

MaxRay Optical Technology Co., Ltd.
Consolidated Balance Sheets

	JUNE 30, 2010	JUNE 30, 2009

Current assets:
Cash and Cash equivalents	$7,416,191	$2,151,428
Restricted Cash	1,765,488	1,374,416
Accounts receivable	16,834,258	4,458,722
Prepayments	3,738,054	1,236,387
Inventory	4,777,396	3,058,348
Deferred expense	130,638	-
Other current assets	85,747	148,856
Total current assets	34,747,772	12,428,157
Property, plant and equipment, net	17,440,374	17,549,224
Land use right, net	920,051	933,983
Intangible assets, net	38,794	20,298
Licence Rights	578,625	611,625
Deferred assets	1,059,741	489,344

Total assets	$54,785,357	$32,032,631

Current liabilities:
Short-term loans	$24,015,968	$5,157,418
Notes payable	-	3,077,721
Accounts payable	4,203,358	3,862,786
Advance from Customers	-	56,476
Other payables	3,346,466	1,528,456
Long-term debt - current portion	3,671,827	729,927
Total current liabilities	35,237,619	14,412,784
Non-current liabilities:
Long-term debt	-	3,649,635
Due to related parties	1,171,433	1,211,665
Total liabilities	36,409,052	19,274,084

Total Stockholders' equity:
Common stock, $0.001 par value, 50 million authorized
31,728,850 and 25,728,850 shares issued and outstanding
respectively at June 30, 2010 and 2009	31,729	25,729
Paid-in capital	14,672,908	12,019,798
Retained earnings (Accumulated deficit)	2,651,055	(97,379)
Accumulated other comprehensive income	1,020,613	810,399

Total Stockholders' equity	18,376,305	12,758,547

Total liabilities and stockholders' equity	$54,785,357	$32,032,631

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

31