Form 10-Q
period 2010-09-30
Maxray Optical Technology Co. Ltd.
filed 2010-11-15
CIK 1395695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

                         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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

The number of shares of the Registrant's common stock issued and outstanding at September 30, 2010, was 31,728,850.

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

ITEM 1.             CONDENSED FINANCIAL STATEMENTS                    PAGE

Condensed Consolidated Balance Sheets                                                                 5

Condensed Consolidated Statements of Operations    (Three Month Periods)        6

Condensed Consolidated Statements of Income and

Comprehensive Income

 (Three Month Periods)        7

Condensed Consolidated Statements of Cash Flow    (Three Month Periods)        8

Notes to Condensed Consolidated Financial Statements                                         9

Consolidated Financial Statements of

MAXRAY OPTICAL TECHNOLOGY CO., LTD.

As of September 30, 2010

MaxRay Optical Technology Co., Ltd.
Consolidated Balance Sheets

	September 30, 2010	June 30, 2010
	(Unaudited)
Current assets:
Cash and Cash equivalents	$ 5,605,331	$ 7,416,191
Restricted Cash	1,597,931	1,765,488
Accounts receivable	23,433,820	16,834,258
Prepayments	952,679	3,738,054
Inventory	5,224,222	4,777,396
Deferred expense	80,535	130,638
Other current assets	154,404	85,747
Total current assets	37,048,922	34,747,772
Property, plant and equipment, net	17,939,177	17,440,374
Land use right, net	931,908	920,051
Intangible assets, net	57,398	38,794
Licence Rights	570,375	578,625
Deferred assets	1,457,331	1,059,741
Total assets	$ 58,005,111	$ 54,785,357
Current liabilities:
Short-term loans	$ 26,694,553	$ 24,015,968
Accounts payable	7,161,972	4,203,358
Taxes payable	99,825	-
Other payables	160,030	3,346,466
Long-term debt - current portion	3,732,402	3,671,827
Total current liabilities	37,848,782	35,237,619
Non-current liabilities:
Due to related parties	1,098,438	1,171,433
Total liabilities	38,947,220	36,409,052

Common stock, $0.001 par value, 50 million authorized
31,728,850 and 8,000,000 shares issued and outstanding
respectively at September 30, 2010 and June 30, 2010	31,729	31,729
Paid-in capital	14,672,908	14,672,908
Retained earnings	3,034,451	2,651,055
Accumulated other comprehensive income	1,318,803	1,020,613
Total Stockholders' equity	19,057,891	18,376,305

Total liabilities and stockholders' equity	$ 58,005,111	$ 54,785,357

The accompanying notes are an integral part of these financial statements.

MaxRay Optical Technology Co., Ltd.
Consolidated Statements of Operation and Comprehensive Income
(unaudited)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009

Net Sales	$ 27,190,850	$ 13,683,980
Cost of sales	(26,004,975)	(12,507,626)
Gross Profit	1,185,875	1,176,354

Other Operating Income	14,050	9,243
Operating expenses	(67,745)	(41,641)
General and Administrative expenses	(541,233)	(505,355)
Financial expenses	(336,819)	(134,631)
Total Operating Income	254,128	503,970
Subsidy income	183,832	9,383
Non-operating expenses, net	(4,769)	(107,613)
Net Income before income taxes	433,191	405,740
Income taxes	(49,795)	-
Net Income	$ 383,396	$ 405,740
Other Comprehensive Income	262,771	20,038
Comprehensive Income	$ 646,167	$ 425,778

Earnings per share - Basic and diluted	$ 0.01	$ 0.02
Weighted Average number of shares outstanding	31,728,850	25,728,850

The accompanying notes are an integral part of these financial statements.

MaxRay Optical Technology Co., Ltd.
Consolidated Statements of Cash Flow
(unaudited)	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$ 383,396	$ 405,740
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	480,977	295,541
Changes in operating assets and liabilities:
Accounts receivable	(6,599,562)	(6,184,358)
Inventories	(446,825)	(3,282,990)
Prepayments	2,785,376	(855,515)
Deferred expense	50,103	-
Other current assets	(68,658)	(271,960)
Notes payable	-	(1,071,353)
Accounts payable	2,958,614	4,454,974
Advances from customers	-	(56,476)
Other payable	(3,186,436)	(463,604)
Taxes payable	99,825	-
Deferred assets	(419,801)	(161,607)
Net Cash Provided by(Used in) Operating Activities	(3,962,991)	(7,191,608)
Cash Flows from Investing Activities:
Changes in restricted cash	167,557	421,149
Acquisition of property, plant and equipment	(498,803)	(557,267)
Net Cash Used in Investing Activities	(331,246)	(136,118)
Cash Flows from Financing Activities:
Inception of bank loans, net	2,678,584	3,588,324
Capital contribution	-	1,350,000
Due to related parties	(72,996)	1,431,548

Net Cash Provided by Financing Activities	2,605,588	6,369,872
Net Change in Cash and Cash Equivalents	(1,688,649)	(957,854)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(122,211)	88,918
Cash and cash equivalents, beginning of period	7,416,191	2,150,605

Cash and cash equivalents, end of period	$ 5,605,331	$ 1,281,669
Supplementary Cash Flows Disclosures
Interest paid	$ 223,740	$ 76,961
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MaxRay Optical Technology Co., Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2010

(Unaudited)

1)

ORGANIZATION AND PRINCIPAL ACTIVITIES

MAXRAY OPTICAL TECHNOLOGY (FUJIAN) CO., LTD., (formerly Amber Optoelectronics Inc.) (the “Company”) is a Delaware corporation organized on January 25, 2007. The Company conducts its business through its subsidiary named as MAXRAY OPTICAL TECHNOLOGY (FUJIAN) CO. LTD., and the reverse merger was completed on December 15, 2009.

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

2)

BASIS OF PRESENTATION

The Company is responsible for the unaudited condensed financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in conjunction with the financial statements for the years ended June 30, 2010 and 2009.

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

4)

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

In June 2009, the FASB issued ASC 105-10 (Prior authoritative literature: SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105-10 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105-10 did not have a material effect on the Company’s financial statements.

5)

INVENTORIES

The Company’s inventories as at September 30, 2010 are summarized as follows:

	September 30,	June 30,
	2010	2010
	(Unaudited)

Raw materials	$ 3,380,537	$ 3,058,206
Finished goods	1,843,685	1,719,190

Total Inventories	$ 5,224,222	$ 4,777,396

6)

DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

a)

Due to Related Parties

	September 30,	June 30,
	2010	2010
	(Unaudited)

Max Great Technology Co., Ltd.	$ 653,050	$ 435,194
Shareholders	119,048	415,195
Max Chance Limited	326,340	321,044

Total Due to Related Parties	$ 1,098,438	$ 1,171,433

b)

Purchases from Related Parties

The Company’s purchases from related parties included equipment and raw materials from Max Great Technology Co., Ltd., as per below for the three month period ended September 30, 2010 and  2009, respectively.

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009

Max Great Technology Co., Ltd.	$ 137,565	$ 321,825

Purchases from Related Parties	$ 137,565	$ 321,825

7)

PROPERTY, PLANT AND EQUIPMENT – NET

	September 30,	June 30,
	2010	2010
	(Unaudited)

Property, plant and equipment, cost
Buildings	$ 12,421,755	$ 12,220,156
Plant and machinery	7,868,362	7,237,686
Office equipment and furnishings	186,280	181,415
Motor vehicles	136,947	121,178
Others	161,426	140,962
Total cost	$ 20,774,770	$ 19,901,397

Less: Accumulated depreciation
Buildings	$ 977,032	$ 824,086
Plant and machinery	1,676,374	1,477,793
Office equipment and furnishings	76,145	67,019
Motor vehicles	51,354	45,067
Others	54,688	47,058
Total accumulated depreciation	$ 2,835,593	$ 2,461,023

Property, plant and equipment, net	$ 17,939,177	$ 17,440,374

The Company recorded depreciation expense of $463,124 and $282,040 for the three month periods ended September 30, 2010 and 2009, respectively.

8)

LICENSE RIGHTS - NET

	September 30,	June 30,
	2010	2010
	(Unaudited)
License rights, cost	$ 630,000	$ 630,000
Less: Accumulated amortization	59,625	51,375

Total License Rights, net	$ 570,375	$ 578,625

The Company recorded amortization expense of $8,250 for both of the three month periods ended September 30, 2010 and 2009, respectively.

9)

LAND USE RIGHTS - NET

	September 30,	June 30,
	2010	2010
	(Unaudited)
Land use rights, cost	$ 996,693	$ 976,416
Less: Accumulated amortization	64,785	56,365

Land Use Rights, net	$ 931,908	$ 920,051

The Company recorded amortization expense of $9,603 and $5,251for the three month periods ended September 30, 2010 and 2009, respectively.

10)

SHORT TERM LOANS

At September 30, 2010 and June 30, 2009, the Company had short-term loans from banks in the amounts of $26,694,553 and $24,015,968 respectively, bearing interest rates ranging from 2.43% to 5.85% per annum. The loans are secured with the pledge of certain fixed assets, land use rights and accounts receivable. The Company had $2.51 million of unused secured line of credit at September 30, 2010.

11)

LONG-TERM DEBT DUE WITHIN ONE YEAR

The Company borrowed the loan from FUJIAN HAIXA BANK with the collaterals of the Company’s building and land use rights on March 6, 2009.

The total amount of the loan was RMB 30 million ($4,379,562 United States dollars). RMB 5 million of the loan was repaid on March 6, 2010, and RMB 25 million, ($3,732,402 United States dollars), is due to be paid on December 27, 2010.

12)

COMMITMENTS AND CONTINGENCIES

None.

13)

SUBSEQUENT EVENTS

On October 22, 2010, Maxray Optical Technology Co. Ltd. (“Maxray”) formerly Amber Optoelectronics Inc., negotiated a settlement with Visionary Investment Group Inc. (“Visionary”) whereby Visionary has agreed to accept 3,000,000 common shares of Maxray as settlement in full regarding $198,000, plus accumulated interest and costs, owed to Visionary, resulting from a contractual obligations entered into on January 9, 2007, June 9, 2007.

On October 22, 2010, Maxray also negotiated an additional debt settlement owed to Visionary, resulting from a contractual obligations entered into on June 7, 2010 whereby Visionary has agreed to accept 500,000 restricted common shares as settlement in full regarding $15,000, plus costs, owed to Visionary.

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

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the three months ended September 30, 2010, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Results of Operations

The following represents condensed consolidated pro forma revenue and earnings information for the three months ended September 30, 2010 and September 30, 2009, as if the recapitalization had occurred on the first day of each of the years.

	Unaudited Three Months Ended
	September 30,	September 30,
	2010	2009
Revenue	$27,190,850	$13,683,980
Net Income	$383,396	$405,740
Earnings per share	$0.01	$0.02

Weighted Average
Shares Outstanding	31,728,850	25,728,850

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2009

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

Revenues

During the three months ended September 30, 2010 the Company generated revenues of $27,190,850 compared to $13,683,980 in the period ended September 30, 2009. The increase of $13,506,870 was driven primarily by an increased demand for our LCD TV and Monitor products manufactured and made ready for sale. Customer demand was driven by significant technological improvements in quality and design.

Cost of Revenues

The Company incurred cost of revenues of $26,004,975 for the three month period ended September 30, 2010 and for the period September 30, 2009 was $12,507,626 which resulted in an increase of $13,497,349. The increase is comprised primarily by significant increase in demand for products due to market expansion and the write-off of research and development costs.

Gross Profit Margins

The Company recorded a gross profit margin of 4.4% for the three month period ended September 30, 2010 compared to an 8.8% margin for the three month period ended September 30, 2009. The decrease was due to additional costs and the expansion of operations. The management expects these margins to return to historical levels during the upcoming year.

Operating

Total operating expenses for the three months ended September 30, 2010 was $67,745 compared to $41,641 for the same period in 2009.  The additional costs resulted in an increase in sales directly related to the expansion of our marketing campaign.

General and Administrative

In the three month period ended September 30, 2010, general and administrative expenses increased by $35,878 to $541,233 versus $505,355 incurred over the same period in 2009. The increase is primarily due to the expansion of operations and build-up of administration and finance departments.

Financial

Our financial expenses for the three month period ended September 30, 2010, increased over the same period in 2009 by $202,188. The increase is driven primarily due to our recent expansion and expanded marketing efforts.

Other Income/Expenses

In the three months ended September 30, 2010, the Company earned $183,883 in other operating income resulting in an increase of $174,450 over the same period in 2009.

Income Taxes

In the three months ended September 30, 2010, the company recorded a provision for income taxes of $49,795.

Net Income

The Company recorded a net income for the three month period ended September 30, 2010 of $383,396. The net income decreased slightly by $22,344 compared to the same period in 2009.

Off-Balance Sheet Arrangement

We have no off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.

CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended September 30, 2010.  Based on this evaluation, our President and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

Dated:  November 15, 2010

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

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this quarterly report (the registrant’s third fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

Date:  November 15, 2010                                                                          /s/

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

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by this quarterly report (the registrant’s third fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

Date:  November 15, 2010                                                                             /s/

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD., (the “Company”) on Form 10Q for the three month period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Campana, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                     /s/

Name:  John Campana

Title:    President

Date:    November 15, 2010

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD., (the “Company”) on Form 10Q for the three month period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                       /s/

Name:  George Parselias

Title:    Chief Financial Officer

Date:     November 15, 2010