Form 10-Q/A
period 2010-09-30
Maxray Optical Technology Co. Ltd.
filed 2010-11-17
CIK 1395695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	12
Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	15 15

                                                                                                                                              PAGE

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

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

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q/A for the three months ended September 30, 2010, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had cash and cash equivalents of $5,605,331.

Cash Flows from Operating Activities

Net cash used in operating activities was $3.9 million for the three months ended September 30, 2010, as compared to net cash used in operating activities of $7.1 million for the same period in the previous year. Net cash used in operating activities for the three months ended September 30, 2010 was mainly due to cash and cash equivalents of

$7.4 million at the beginning of the year. The changes in working capital for the three month ended September 30, 2009 were primarily related to $3.1 million increase in other payables, $0.4 million decrease in accounts receivable, and a decrease of $2.8 million in inventories.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended September 30, 2010, as compared to net cash used in investing activities of $0.1 million for the same period in the previous year. Cash invested in purchases of property, plant and equipment was $0.4 million and $0.5 million for the three months ended September 30, 2010, and 2009, respectively. The decrease is mainly due to the completion of major investing projects in plant expansion and production equipment and materials to meet current and anticipated product demand, and to materially increase our production capacity to fulfill our customers’ current and future order requirements. Restricted cash decreased by $0.2 million for the three months ended September 30, 2010 due to the release of cash deposit pledged for certain short-term loans which were repaid during the period. Restricted cash represents cash deposited with banks as security against the issuance of bank notes, letters of credit for the import of raw materials and as pledges for certain short-term borrowings.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.6 million for the three months ended September 30, 2010, as compared to $6.3 million for the same period in the previous year. Cash provided by financing activities during the three months ended September 30, 2010 was primarily related to $2.6 million short-term loans from domestic banks in China.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of ongoing profits, cash on hand, access to a negotiated in place line-of-credit of $15,000,000 United States dollars.

The line-of-credit is secured by a general pledge of the company’s current assets. As at September 30, 2010, the company has not yet required the use of the line-of-credit.

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

Dated:  November 17, 2010

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

Date:  November 17, 2010                                                                          /s/

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

Date:  November 17, 2010                                                                             /s/

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD., (the “Company”) on Form 10Q/A for the three month period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Campana, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                     /s/

Name:  John Campana

Title:    President

Date:    November 17, 2010

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD., (the “Company”) on Form 10Q/A for the three month period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                       /s/

Name:  George Parselias

Title:    Chief Financial Officer

Date:     November 17, 2010