Form 10-Q
period 2010-12-31
Maxray Optical Technology Co. Ltd.
filed 2011-03-18
CIK 1395695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes [ ]              No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes [ ]   No [X]

The number of shares of the Registrant's common stock issued and outstanding at March 31, 2010, was 34,728,850.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	13
Item 3. Item 4.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	16 17

                                                                                                                                              PAGE

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

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

ITEM 1.             CONDENSED FINANCIAL STATEMENTS                    PAGE

Condensed Consolidated Balance Sheets                                                                  5

Condensed Consolidated Statements of Operations    (Six Month Periods)         6

Condensed Consolidated Statements of Operations    (Six Month Periods)          7

Condensed Consolidated Statements of Cash Flows   (Six Month Periods)          8

Notes to Condensed Consolidated Financial Statements

Consolidated Financial Statements of

MAXRAY OPTICAL TECHNOLOGY CO., LTD.

As of December 31, 2010

MaxRay Optical Technology Co., Ltd.
Consolidated Balance Sheets
	December 31, 2010	June 30, 2010
	(Unaudited)
Current assets:
Cash and Cash equivalents	$ 5,304,922	$ 7,416,191
Restricted Cash	1,688,178	1,765,488
Accounts receivable	21,215,016	16,834,258
Prepayments	808,585	3,738,054
Inventory	4,830,586	4,777,396
Deferred expense	32,502	130,638
Other current assets	175,633	85,747
Total current assets	34,055,422	34,747,772
Property, plant and equipment, net	18,398,447	17,440,374
Land use right, net	910,286	920,051
Intangible assets, net	-	38,794
Licence Rights	562,875	578,625
Deferred assets	1,408,165	1,059,741

Total assets	$ 55,335,195	$ 54,785,357
Current liabilities:
Short-term loans	$ 21,542,877	$ 24,015,968
Accounts payable	12,471,067	4,203,358
Taxes payable	-	-
Other payables	799,918	3,346,466
Long-term debt - current portion	-	3,671,827
Total current liabilities	34,813,862	35,237,619
Non-current liabilities:
Due to related parties	1,061,893	1,171,433
Total liabilities	35,875,755	36,409,052
Common stock, $0.001 par value, 50 million authorized
34,728,850 and 31,728,850 shares issued and outstanding
respectively at December 31, 2010 and June 30, 2010	34,729	31,729
Paid-in capital	15,314,458	14,672,908
Retained earnings	1,253,873	2,651,055
Accumulated other comprehensive income	2,856,380	1,020,613
Total Stockholders' equity	19,459,440	18,376,305

Total liabilities and stockholders' equity	$ 55,335,195	$ 54,785,357

The accompanying notes are an integral part of these financial statements.

MaxRay Optical Technology Co., Ltd.
Consolidated Statements of Operation and Comprehensive Income
(unaudited)

	FOR THE THREE MONTHS ENDED
	DECEMBER 31,
	2010	2009

Net Sales	$ 14,257,734	$ 13,867,882
Cost of sales	(14,604,552)	(12,566,946)
Gross Profit	(346,818)	1,300,936

Other Operating Income	43,063	18,733
Operating expenses	(115,091)	(18,517)
General and Adminstrative expenses	(589,179)	(498,271)
Financial expenses	(387,571)	(215,538)
Loss on settlement of liabilities	(444,185)	-
Total Operating Income	(1,839,781)	587,343
Subsidy income	19,360	11,848
Non-operating expenses, net	(10,326)	(13,408)
Net Income before income taxes	(1,830,747)	585,783
Income taxes	-	-
Net Income	$ (1,830,747)	$ 585,783
Other Comprehensive Income	1,537,577	78,654
Comprehensive Income	$ (293,170)	$ 664,437

Earnings per share - Basic and diluted	$ (0.05)	$ 0.05
Weighted Average number of shares outstanding	34,062,183	11,954,808

The accompanying notes are an integral part of these financial statements.

MaxRay Optical Technology Co., Ltd.
Consolidated Statements of Operation and Comprehensive Income
(unaudited)

	FOR THE SIX MONTHS ENDED
	DECEMBER 31,
	2010	2009

Net Sales	$ 41,448,584	$ 27,551,774
Cost of sales	(40,609,527)	(25,074,531)
Gross Profit	839,057	2,477,243

Other Operating Income	57,112	27,972
Operating expenses	(182,461)	(60,166)
General and Adminstrative expenses	(1,130,413)	(1,003,626)
Financial expenses	(724,390)	(282,973)
Loss on settlement of liabilities	(444,185)	-
Total Operating Income	(1,585,280)	1,158,450
Subsidy income	203,193	21,490
Non-operating expenses, net	(15,095)	(121,315)
Net Income before income taxes	(1,397,182)	1,058,625
Income taxes	-	-
Net Income	$ (1,397,182)	$ 1,058,625
Other Comprehensive Income	1,835,767	98,692
Comprehensive Income	$ 438,585	$ 1,157,317

Earnings per share - Basic and diluted	$ (0.04)	$ 0.11
Weighted Average number of shares outstanding	32,895,517	9,977,404

The accompanying notes are an integral part of these financial statements.

MaxRay Optical Technology Co., Ltd.
Consolidated Statements of Cash Flow
(unaudited)	FOR THE SIX MONTHS ENDED
	DECEMBER 31,
	2010	2009

Cash Flows from Operating Activities:
Net income(loss)	$ (1,397,182)	$ 1,058,625
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	829,493	622,611
Imputed interest expense	-	144,587
Changes in operating assets and liabilities:
Accounts receivable	(4,380,758)	(7,842,742)
Inventories	(53,190)	(3,882,411)
Prepayments	2,929,469	1,115,425
Deferred expense	98,136	-
Other current assets	(89,886)	(201,547)
Notes payable	-	(78,732)
Accounts payable	8,267,709	(237,279)
Advances from customers	-	(56,476)
Other payable	(2,546,548)	(627,915)
Loss on settlement of liabilities	444,185	-
Deferred assets	(348,424)	(712,562)
Net Cash Provided by(Used in) Operating Activities	3,753,004	(10,698,416)

Cash Flows from Investing Activities:
Changes in restricted cash	77,310	(120,212)
Acquisition of property, plant and equipment	(1,734,739)	(552,682)
Net Cash Used in Investing Activities	(1,657,429)	(672,894)

Cash Flows from Financing Activities:
Inception of bank loans, net	(6,144,918)	7,831,487
Issuance of common stock	-	1,312,856
Due to related parties	(109,541)	3,644,248

Net Cash Provided by Financing Activities	(6,254,459)	12,788,591

Net Change in Cash and Cash Equivalents	(4,158,884)	1,417,281

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,047,615	(4,001)

Cash and cash equivalents, beginning of period	7,416,191	2,150,605

Cash and cash equivalents, end of period	$ 5,304,922	$ 3,563,885

Supplementary Cash Flows Disclosures
Interest paid	$ 495,040	$ -
Income taxes paid	$ -	$ -

The Company has issued 3,000,000 new common stocks to clearing off the unpaid Accounts Payable in the amount of USD200,364 in October 22, 2010 which transaction has a loss on settlement of liability in amount of USD444,185. This settlement of liability by issuing new shares has no impact on cash and cash equivalents.

The accompanying notes are an integral part of these financial statements.

MaxRay Optical Technology Co., Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended December 31, 2010

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

Their major customers such as JIELIAN Electronics Co., Ltd., HUAYING Video Co., Ltd, and HENGSHENG electric Co., Ltd, whose parent are publicly listed companies in Hong Kong or Taiwan.

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

5)

INVENTORIES

The Company’s inventories as at December 31, 2010 are summarized as follows:

	December 31,	June 30,
	2010	2010
	(Unaudited)

Raw materials	$ 3,150,508	$ 3,058,206
Finished goods	1,680,078	1,719,190

Total Inventories	$ 4,830,586	$ 4,777,396

6)

DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

a. Due to related parties	December 31,	June 30,
	2010	2010
	(Unaudited)

Max Great Technology Co., Ltd.	$ 435,194	$ 435,194
Shareholders	305,655	415,195
Max Chance Limited	321,044	321,044

Total Due to Related Parties	$ 1,061,893	$ 1,171,433

a)

Purchases from Related Parties

The Company’s purchases from related parties included equipment and raw materials from Max Great Technology Co., Ltd., as per below for the six month period ended December 31, 2010 and  2009, respectively.

	SIX MONTHS ENDED
	DECEMBER 31,
	2010	2009

Max Great Technology Co., Ltd.	$ 186,171	$ 567,614

Purchases from Related Parties	$ 186,171	$ 567,614

7)

Property, Plant  and Equipment

	December 31,	June 30,
	2010	2010
	(Unaudited)

Property, plant and equipment, cost
Buildings	$ 12,220,156	$ 12,220,156
Plant and machinery	8,622,425	7,237,686
Office equipment and furnishings	181,415	181,415
Motor vehicles	471,178	121,178
Others	140,962	140,962
Total cost	$ 21,636,136	$ 19,901,397

Less: Accumulated depreciation
Buildings	$ 915,516	$ 824,086
Plant and machinery	2,000,763	1,477,793
Office equipment and furnishings	74,455	67,019
Motor vehicles	194,676	45,067
Others	52,279	47,058
Total accumulated depreciation	$ 3,237,689	$ 2,461,023

Property, plant and equipment, net	$ 18,398,447	$ 17,440,374

The Company recorded depreciation expense of $754,189 and $596,365 for the six month periods ended December 31, 2010 and 2009, respectively.

8)

LICENSE RIGHTS - NET

	December 31,	June 30,
	2010	2010
	(Unaudited)
License rights, cost	$ 630,000	$ 630,000
Less: Accumulated amortization	67,125	51,375

Total License Rights, net	$ 562,875	$ 578,625

The Company recorded amortization expense of $15,750 for both of the six month periods ended December 31, 2010 and 2009, respectively.

9)

LAND USE RIGHTS - NET

	December 31,	June 30,
	2010	2010
	(Unaudited)
Land use rights, cost	$ 976,416	$ 976,416
Less: Accumulated amortization	66,130	56,365

Land Use Rights, net	$ 910,286	$ 920,051

The Company recorded amortization expense of $9,765 and $9,746 for the six month periods ended December 31, 2010 and 2009, respectively.

10)

SHORT TERM LOANS

At December 31, 2010 and June 30, 2009, the Company had short-term loans from banks in the amounts of $21,542,877 and $24,015,968 respectively, bearing interest rates ranging from 2.43% to 5.85% per annum. The loans are secured with the pledge of certain fixed assets, land use rights and accounts receivable. The Company had $1.19 million of unused secured line of credit at December 31, 2010.

11)

COMMITMENTS AND CONTINGENCIES

None.

12)

SUBSEQUENT EVENTS

None.

13)

OTHER EVENTS

On October 22, 2010, the Company negotiated a settlement with Visionary Investment Group Inc. (Visionary) whereby Visionary has agreed to accept 3,000,000 common shares of the Company as settlement in full amount of

$200,364, regarding $198,000 plus accumulated interest and cost owing to Visionary, resulting from a contractual obligations entered into on January 9, 2007 and June 9, 2007.

The Company's stock is thinly traded in the market. Therefore, Company management determined the historical market price was not a representative estimation of fair value of newly issued stock.  The Company estimated the fair value for the 3,000,000 newly issued common stocks by using a multiple of earnings method. Based on the calculation, the estimated fair value per share is $0.215. Based on the proceeding, $444,185 has been recognized as a loss on settlement of the liability.

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

FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the three months ended December 31, 2010, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Results of Operations

The following represents condensed consolidated pro forma revenue and earnings information for the three months ended December 31, 2010 and December 31, 2009, as if the recapitalization had occurred on the first day of each of the years.

	Unaudited Three Months Ended
	December 31,	December 31,
	2010	2009
Revenue	$14,257,734	$13,867,882
Net Income	$(1,830,747)	$585,783
Earnings per share	$(0.05)	$0.05

Weighted Average
Shares Outstanding	34,062,183	11,954,808

THREE MONTHS PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE SAME PERIOD ENDED DECEMBER 31, 2009

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

Revenues

During the three months ended December 31, 2010 the Company generated revenues of $14,257,734 compared to $13,867,882 in the period ended December 31, 2009. The small increase of $389,852 was due to static customer inventories which exceed traditional stockpile inventories prompting a decline in customer purchase orders.

Cost of Revenues

The Company incurred cost of revenues of $14,604,552 for the three month period ended December 31, 2010 and $12,566,946 for the period ended December 31, 2009 which resulted in an increase of $2,037,606. The increase is due to a rise in the price of raw materials necessary in the manufacturing of our product line.

Gross Profit Margins

The Company recorded a gross profit loss of $346,818 for the three month period ended December 31, 2010 compared to a gross profit of $1,300,936, for the three month period ended December 31, 2009. The decrease was due to increased raw material and manufacturing costs, and employee wage increases implemented by the Government of China. The management expects these margins to increase to historical levels once overhead costs and wholesale prices stabilize.

Operating

Total operating expenses for the three months ended for the period December 31, 2010 was $115,091 compared to $18,517 for the same period in 2009.  The increases in operating expenses were directly related to our enhanced marketing campaign efforts which resulted in an increase in sales.

General and Administrative

In the three month period ended for the period December 31, 2010, general and administrative expenses increased by $90,908 to $589,179 versus $498,271 incurred over the same period in 2009. The increase was primarily due to employee wage increases mandated by the Government of China.

Financial

Our financial expenses for the three month period ended December 31, 2010, increased over the same period in 2009 by $172,033. The increase was driven by our expanded marketing efforts.

Other Income/Expenses

In the three months ended December 31, 2010, the Company earned $43,063 in other operating income resulting in an increase of $24,330 over the same period in 2009.

Income Taxes

In the three months ended December 31, 2010, the company did not record a provision for income taxes.

Net Income/Net Loss

The Company recorded a net loss for the three month period ended December 31, 2010 of $1,830,747. The net loss is attributed to the significant increase in raw materials necessary to the manufacturing of our product line and employee wage increases.

SIX MONTHS PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE SAME PERIOD ENDED DECEMBER 31, 2009

Net Sales

During the six months ended December 31, 2010 the Company generated net sales of $41,448,584 compared to $27,551,774 in the period ended December 31, 2009. The increase of $13,896,810 was due to increased customer inventory purchases particularly in the first quarter.

Cost of Revenues

The Company incurred cost of sales of $40,609,527 for the six months period ended December 31, 2010 and $25,074,531for the period ended December 31, 2009 which resulted in an increase of $15,534,996. The increase is due to a rise in the price of raw materials necessary in the manufacturing of our product line. Raw material prices rose substantially in the second quarter compared to the first quarter.

Gross Profit

The Company recorded a gross profit of $839,057 for the six month period ended December 31, 2010 compared to a gross profit of $2,447,243, for the six months period ended December 31, 2009. The decrease was due to additional raw material and manufacturing costs and employee wage increases implemented by the Government of China which were initiated in the second quarter.

Operating Expenses

Total operating expenses for the six months ended for the period December 31, 2010 was $182,461 compared to $60,166 for the same period in 2009.  The increases in operating expenses were directly related to our enhanced marketing campaign efforts which resulted in an increase in sales.

General and Administrative

In the six months ended December 31, 2010, general and administrative expenses increased by $126,787 to $1,130,413 versus $1,003,626 incurred over the same period in 2009. The increase was primarily due to workplace wage policies enacted by the Government of China.

Financial

Our financial expenses for the six months period ended December 31, 2010, increased over the same period in 2009 by $441,417. The increase is due to increased marketing efforts.

Other Income/Expenses

Non-Operating expenses for the six month period ended December 31, 2010 decreased by $106,220 to $15,095compared to $121,315 for the same period ended December 31, 2009. The Company earned $57,112 in other operating income compared to $27,972 over the same period in 2009.

Income Taxes

In the six months ended December 31, 2010, the company did not record a provision for income taxes.

Net Income/Net Loss

The Company recorded a net loss for the six month period ended December 31, 2010 of $1,397,182 compare to a net income of $1,058,625 for the period ended December 31, 2009. The net loss is attributed to the significant increase in the worldwide price of raw materials necessary to the manufacturing of our product line and employee wage increases enacted during the second quarter of the current fiscal year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash and cash equivalents of $5,304,922.

Cash Flows from Operating Activities

Net cash provided by operating activities was $3.75 million for the six months ended December 31, 2010, as compared to net cash used in operating activities of $(10.70) million for the same period in the previous year. The increase of cash provided by operating activities is primarily because accounts payable increased by $8.03million and collection of accounts receivable increased by $3.46million, compared to the six months ended December 31, 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.66 million for the six months ended December 31, 2010, as compared to net cash used in investing activities of $0.67 million for the same period in the previous year. Cash invested in purchases of property, plant and equipment was $1.73 million and $0.55 million for the six months ended December 31, 2010, and 2009, respectively. The increase is mainly due to the investment in plant expansion and production machinery vital to increasing our production capacity to output levels necessary to fulfill our customers’ current and future order requirements. Restricted cash decreased by $0.77 million for the six months ended December 31, 2010 due to the release of cash deposit pledged for certain short-term loans which were repaid during the period. Restricted cash represents cash deposited with banks as security against the issuance of bank notes, letters of credit for the import of raw materials and as pledges for certain short-term borrowings.

Cash Flows from Financing Activities

Net cash provided by financing activities was $(6.25) million for the six months ended December 31, 2010, as compared to $12.79 million for the same period in the previous year. Cash provided by financing activities reduced during the six months ended December 31, 2010 primarily because the company paid off $6.1 million short-term loans from domestic banks in China.

The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of ongoing profits, cash on hand, access to a negotiated in place line-of-credit of $15,000,000 United States dollars.

The line-of-credit is secured by a general pledge of the company’s current assets. As at December 31, 2010, the company has not yet required the use of the line-of-credit.

Off-Balance Sheet Arrangement

We have no off-balance sheet arrangement.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.

CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period ended December 31, 2011.  Based on this evaluation, our President and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report.

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

Dated:  March 17, 2011

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

Date:  March 17, 2011                                                                               /s/

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

Date:  March 17, 2011                                                                                    /s/

George Parselias

Chief Financial Officer

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD., (the “Company”) on Form 10-Q for the three month period ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Campana, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.   The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                     /s/

Name:  John Campana

Title:    President

Date:    March 17, 2011

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAXRAY OPTICAL TECHNOLOGY CO. LTD., (the “Company”) on Form 10-Q for the three month period ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, George Parselias, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that;

1.

The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                       /s/

Name:  George Parselias

Title:    Chief Financial Officer

Date:     March 17, 2011